Form 10-K
period 2019-12-31
HEALTHCARE REALTY TRUST INC
filed 2020-02-12
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period to
Commission File Number: 001-11852
HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	62-1507028
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒
The aggregate market value of the shares of common stock of the Registrant (based upon the closing price of these shares on the New York Stock Exchange on June 28, 2019) held by non-affiliates on June 28, 2019 was $3,953,733,413.
As of February 7, 2020, there were 134,703,119 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2020 are incorporated by reference into Part III of this Report.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-K
December 31, 2019

PART I
Item 1. Business
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

Real Estate Properties
The Company had gross investments of approximately $4.4 billion in 204 real estate properties, construction in progress, a redevelopment in Memphis, Tennessee (the "Memphis Redevelopment"), land held for development and corporate property as of December 31, 2019. The Company provided property management services for 155 healthcare-related properties nationwide, totaling approximately 11.4 million square feet as of December 31, 2019. The Company’s real estate property investments by geographic area are detailed in Note 2 to the Consolidated Financial Statements. The following table details the Company's owned properties by facility type as of December 31, 2019:

				DECEMBER 31, 2019
Dollars and square feet in thousands	GROSS INVESTMENT	SQUARE FEET	PERCENTAGE OF SQUARE FEET	NUMBER OF PROPERTIES	OCCUPANCY [1]
Medical office/outpatient	$3,913,649	14,393	93.8%	196	87.1%
Inpatient	221,478	405	2.6%	3	100.0%
Office	136,956	558	3.6%	5	92.8%
	4,272,083	15,356	100.0%	204	87.7%

Construction in progress	48,731
Land held for development	24,647
Memphis Redevelopment	9,032
Corporate property	5,500
Total	$4,359,993

1
The occupancy column represents the percentage of total rentable square feet leased (including month-to-month and holdover leases). The Company had no properties classified as held for sale as of December 31, 2019.

Financial Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2019, the Company did not have any tenants that accounted for 10% or more of the Company’s consolidated revenues. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's gross investments by geographic market.

Expiring Leases
As of December 31, 2019, the weighted average remaining years to expiration pursuant to the Company’s leases was approximately 3.9 years, with expirations through 2035. The table below details the Company’s lease expirations as of December 31, 2019.

EXPIRATION YEAR	NUMBER OF LEASES	LEASED SQUARE FEET	PERCENTAGE OF LEASED SQUARE FEET
2020 [1]	736	2,685,057	19.9%
2021	481	1,707,938	12.7%
2022	473	1,725,329	12.8%
2023	334	1,478,025	11.0%
2024	404	1,932,217	14.4%
2025	129	827,185	6.1%
2026	113	427,655	3.2%
2027	91	735,677	5.5%
2028	90	748,753	5.6%
2029	97	755,856	5.6%
Thereafter	67	438,750	3.2%
	3,015	13,462,442	100.0%

1	Includes 59 leases totaling 142,705 square feet that expired prior to December 31, 2019 and were on month-to-month terms.

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

Business Strategy
The Company owns and operates properties that facilitate the delivery of healthcare services in primarily outpatient settings. To execute its strategy, the Company engages in a broad spectrum of integrated services including leasing, management, acquisition, development and redevelopment of such properties. The Company seeks to generate stable, growing income and lower the long-term risk profile of its portfolio of properties by focusing on facilities primarily located on or near the campuses of acute care hospitals associated with leading health systems. The Company seeks to reduce financial and operational risk by owning properties in high-growth markets with a broad tenant mix that includes over 30 physician specialties, as well as surgery, imaging, cancer, and diagnostic centers.

2019 Investment Activity
During 2019, the Company acquired 18 medical office buildings for purchase prices totaling $381.3 million, including the Memphis Redevelopment. The weighted average capitalization rate for these investments, excluding the Memphis Redevelopment, was 5.5%. The Company calculates the capitalization rate for an acquisition as the forecasted first year cash net operating income divided by the purchase price.
The Company disposed of 13 properties during 2019 for sales prices totaling $54.9 million. The weighted average capitalization rate for these properties was 7.6%. The Company calculates the capitalization rate for dispositions as the in-place cash net operating income divided by the sales price.
In 2019, the Company funded $28.6 million toward development and redevelopment of properties. The Company had the Memphis Redevelopment and one development under construction at December 31, 2019.

See the Company's discussion regarding the 2019 acquisitions and dispositions activity in Note 4 to the Consolidated Financial Statements and development activity in Note 14 to the Consolidated Financial Statements. Also, please refer to the Company's discussion in "Trends and Matters Impacting Operating Results" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report.

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

Government Regulation
The facilities owned by the Company are utilized by medical tenants which are required to comply with extensive regulation and legislation at the federal, state and local levels, including, but not limited to, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act"), the Bipartisan Budget Act of 2015, the Medicare Access and CHIP Modernization Act of 2015, and laws intended to combat fraud and waste such as the Anti-Kickback Statute, Stark Law, False Claims Act and Health Insurance Portability and Accountability Act of 1996. These laws and regulations establish, among other things, requirements for state licensure and criteria for medical tenants to participate in government-sponsored reimbursement programs, including the Medicare and Medicaid programs. The Company's leases generally require the tenant to comply with all applicable laws relating to the tenant's use and occupation of the leased premises. Although lease payments to the Company are not directly affected by these laws and regulations, changes in these programs or the loss by a tenant of its license or ability to participate in government-sponsored reimbursement programs could have a material adverse effect on the tenant's ability to make lease payments to the Company.
The Medicare and Medicaid programs are highly regulated and subject to frequent evaluation and change. Government healthcare spending has increased over time and covers a significant percentage of the U.S. population’s health insurance benefits. Changes from year to year in reimbursement methodology, rates and other regulatory requirements may cause the profitability of providing care to Medicare and Medicaid patients to decline, which could adversely affect tenants' ability to make lease payments to the Company.
The Affordable Care Act was intended to provide for comprehensive reform of the United States' healthcare system and extend health insurance benefits to the uninsured population. However, the law also increased regulatory scrutiny of providers and insurers by federal and state administrative authorities; lowered annual increases in Medicare payment rates; and implemented cost-saving measures and shared risk-and-reward payment models to promote value and savings, rather than payment based solely on volume of services. These initiatives may slow the growth of healthcare spending over time, but also require providers to expand access and quality of care, presenting the industry and its individual participants with uncertainty and greater financial risk.
The Tax Cuts and Jobs Act of 2017 eliminated the health insurance mandate penalty included in the Affordable Care Act. Subsequently, in 2018, a federal judge in Texas determined the Affordable Care Act could not be separated from the individual mandate and declared the Affordable Care Act no longer enforceable. In 2019, a federal appeals court ruled the exclusion of the individual mandate did not invalidate the Affordable Care Act in its entirety, and remanded the case back to the lower district court in Texas to reconsider the mandate’s severability from the remainder of the law. The appeals process will ultimately determine the standing of the Affordable Care Act and its impact on healthcare providers, insurers and the uninsured population. While the Affordable Care Act remains in effect pending the outcome of the appeals process, the ruling to overturn the law presents the industry and its individual participants with uncertainty and greater financial risk.
The Centers for Medicare and Medicaid Services ("CMS") continued to adjust Medicare payment rates in 2019 for reimbursement “site-neutrality,” or the equalization of Medicare rates for the same services provided across different facility-type settings. Section 603 of the Bipartisan Budget Act of 2015 lowered Medicare rates effective January 1, 2017 for services provided in off-campus, provider-based outpatient departments to the same level of Medicare rates for physician-office settings. While certain of these payments specific to 2019 Medicare claims were ruled by the courts to be outside the regulatory purview of CMS and, subsequently, refunded to hospitals, CMS continues to implement site-neutral policies in 2020. These changes are expected to lower Medicare payments for services delivered in off-campus hospital outpatient departments in an effort to lessen reimbursement disparity in off-campus medical office and outpatient facilities. The Company’s medical office buildings that are located on hospital campuses could become more valuable as hospital tenants will keep their higher Medicare rates for on-campus outpatient services. However, the Company cannot predict the amount of benefit from these measures or if other federal health policy will ultimately require cuts to reimbursement rates for services provided in other facility-type settings. The Company cannot predict the degree to which these changes, or changes to federal healthcare programs in general, may affect the economic performance of some or all of the Company's tenants, positively or negatively.
Since 2018, physicians have been required to report patient data on quality and performance measures that will affect their Medicare payments beginning in 2020. Implementation of the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), and the ongoing debate over the most effective payment system to use to promote value-based reimbursement, present the industry and its individual participants with uncertainty and financial risk. The Company cannot predict the degree to which any such changes may affect the economic performance of the Company's tenants or, indirectly, the Company.

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

Healthcare
Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are proposed and enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation or regulatory action recently proposed, enacted, or in the process of implementation include:

•
the Tax Cuts and Jobs Act of 2017, affects healthcare providers and health systems in a variety of ways, positively and negatively, including by limiting their ability to deduct interest on debt, denying deductions for and imposing an excise tax on the compensation in excess of $1 million of the five most highly-compensated employees of health systems, and eliminating the tax penalty for the Affordable Care Act’s individual health insurance mandate;

•
the expansion of Medicaid benefits and the implementation of health insurance exchanges under the Affordable Care Act, whether run by the state or by the federal government, whereby individuals and small businesses purchase health insurance, many assisted by federal subsidies that are subject to ongoing legal and legislative challenges;

•	various state legislature proposals for state-funded single-payer health insurance and a limit on allowable rates of reimbursement to healthcare providers;

•
the implementation of quality control, cost containment, and value-based payment system reforms for Medicaid and Medicare, such as expansion of pay-for-performance criteria, bundled provider payments, accountable care organizations, comparative effectiveness research, and lower payments for hospital readmissions;

•	MACRA, which requires quality reporting and a transition toward value-based reimbursement models for Medicare payments to physicians;

•
equalization of Medicare payment rates across different facility-type settings, according to Section 603 of the Bipartisan Budget Act of 2015, which lowered Medicare payment rates, effective January 1, 2017, for services provided in off-campus, provider-based outpatient departments to the same level of rates for physician office settings; the CMS rule for hospital outpatient department Medicare payments in 2020 expanded site-neutral payments for clinic visits in previously-grandfathered off-campus facilities, although this regulation is subject to ongoing legal challenges;

•	the continued adoption by providers of federal standards for the meaningful-use of electronic health records;

•
reforms to the physician self-referral laws, commonly referred to as the Stark Law, that prohibit physician referral of a Medicare or Medicaid patient to an entity with which the physician has a financial relationship; without reform, both the laws and the regulations stemming from them could impede the transition toward value-based, coordinated care among providers;

•
consideration of broad reforms to Medicare and Medicaid, including capped federal Medicaid payments to states, premium-support models to provide for a fixed amount of Medicare benefits per enrollee, and a significant expansion of Medicare coverage to the greater U.S. population;

•
regulation requiring the publication of hospital prices for certain services, as well as hospitals’ negotiated rates with insurers for these services, beginning 2021, although this regulation is subject to ongoing legal challenges;

•	limits on price increases in pharmaceutical drugs and the cost to Medicare beneficiaries; and

•	legislation to prohibit “surprise billing,” or high payment rates charged to consumers for out-of-network physician services.

California - Proposition 13 Reform
In California, pursuant to an existing state law commonly referred to as Proposition 13, all or portions of a property are reassessed to market value only at the time of "change in ownership" or completion of "new construction," and thereafter, annual property tax increases are limited to 2% of previously assessed values. As a result, Proposition 13 generally results in significant below-market assessed values over time. From time to time, lawmakers and political coalitions have initiated efforts to repeal or amend Proposition 13. One such proposal is included in a proposed ballot measure for 2020 that would, if passed, eliminate the applicability of Proposition 13 to commercial properties. If successful, these proposals could substantially increase the assessed values and property taxes for some of the Company's properties in California. Some tenant leases permit the Company to pass through such tax increases to tenants for payment. However, there can be no assurance that the Company will be able to maintain such provisions in future leases or renewals. Tax increases that are not passed through to tenants could have a material adverse effect on the Company's business, financial condition, results of operations, cash flow, or ability to maintain current levels of distributions. As of December 31, 2019, 8.6% of the Company's total portfolio NOI was generated by properties located in California and approximately half of that is from properties acquired in the last five years.
The Company cannot predict whether any proposals, rulings, or legislation will be fully implemented, adopted, repealed, or amended, or what effect, whether positive or negative, such developments might have on the Company's business.

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
The Company has had environmental site assessments conducted on substantially all of the properties that it currently owns. These site assessments are limited in scope and provide only an evaluation of potential environmental conditions associated with the property, not compliance assessments of ongoing operations. While it is the Company’s policy to seek indemnification from tenants relating to environmental liabilities or conditions, even where leases do contain such provisions, there can be no assurance that the tenant will be able to fulfill its indemnification obligations. In addition, the terms of the Company’s leases do not give the Company control over the operational activities of its tenants or healthcare operators, nor will the Company monitor the tenants or healthcare operators with respect to environmental matters.

Insurance
The Company carries comprehensive liability insurance and property insurance covering its owned and managed properties, including those held under long-term ground leases. In addition, tenants under long-term single-tenant net leases are required to carry property insurance covering the Company’s interest in the buildings.

Employees
At December 31, 2019, the Company employed 297 people. The employees are not members of any labor union, and the Company considers its relations with its employees to be excellent.

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

Sustainability Reporting
Information regarding the Company's sustainability principles and policies and the 2019 Corporate Responsibility Report are posted on the Company's website (www.healthcarerealty.com).

Item 1A. Risk Factors
The following are some of the risks and uncertainties that could negatively affect the Company’s consolidated financial condition, results of operations, business and prospects. These risk factors are grouped into three categories: risks relating to the Company’s business and operations; risks relating to the Company’s capital structure and financings; and risks relating to government regulations.
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
The Company's expected results may not be achieved, and actual results may differ materially from expectations. This may be the result of various factors, including, but not limited to: changes in the economy; the availability and cost of capital at favorable rates; increases in property taxes, utilities and other operating expenses; changes to facility-related healthcare regulations; changes in interest rates; competition for quality assets; negative developments in the operating results or financial condition of the Company's tenants, including, but not limited to, their ability to pay rent; the Company's ability to reposition or sell facilities with profitable results; the Company's ability to re-lease space at similar rates as vacancies occur; the Company's ability to timely reinvest proceeds from the sale of assets at similar yields; government regulations affecting tenants' Medicare and Medicaid reimbursement rates and operational requirements; unanticipated difficulties and/or expenditures relating to future acquisitions and developments; changes in rules or practices governing the Company's financial reporting; and other legal and operational matters.
The Company is an active seller of properties and may be required under purchase options to sell certain properties. The Company may not be able to reinvest the proceeds from sales at rates of return equal to the return received on the properties sold. Uncertain market conditions could result in the Company selling properties at unfavorable rates or at losses in the future.
The Company had approximately $96.0 million, or 2.2% of the Company’s real estate property investments, that were subject to purchase options held by lessees that were exercisable as of December 31, 2019. The Company does not have any additional purchase options that will become exercisable in 2020. Other properties have purchase options that will become exercisable after 2020. Properties with purchase options that are currently exercisable produced aggregate net operating income of approximately $8.6 million in 2019. The exercise of these purchase options exposes the Company to reinvestment risk and a reduction in investment return. Certain properties subject to purchase options may be purchased at rates of return above the rates of return the Company expects to achieve with new investments. If the Company is unable to reinvest the sale proceeds at rates of return equal to the return received on the properties that are sold, it may experience a decline in lease revenues and profitability and a corresponding material adverse effect on the Company’s consolidated financial condition and results of operations.
For more specific information concerning the Company’s purchase options, see “Purchase Options” in the “Trends and Matters Impacting Operating Results” as a part of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report.

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
The Company receives a significant portion of its revenues by leasing assets subject to fixed rent escalations. Ninety percent of leases have increases that are based upon fixed percentages, nine percent of leases have increases based on the Consumer Price Index and one percent have no increase. If the fixed percentage increases begin to lag behind inflation and operating expense growth, the Company's performance, growth, and profitability would be negatively impacted.

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
As of December 31, 2019, the Company had investment concentrations of greater than 5% of its total investments in the Seattle, Washington (13.6%), Dallas, Texas (11.8%) and Los Angeles, California (5.7%) markets. These concentrations increase the exposure to adverse conditions that might affect these markets, including natural disasters, local economic conditions, local real estate market conditions, increased competition, state and local regulation, including property taxes and other localized events or conditions.

Many of the Company’s leases are dependent on the viability of associated health systems. Revenue concentrations relating to these leases expose the Company to risks related to the financial condition of the associated health systems.
The Company’s revenue concentrations with tenants are diversified, with the largest revenue concentration relating to Baylor Scott & White Health and its affiliates, which accounted for 8.6% of the Company's consolidated revenues in 2019.
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
As of December 31, 2019, the Company had 108 properties that were held under ground leases, including one property with construction in progress, representing an aggregate gross investment of approximately $2.2 billion. The weighted average remaining term of the Company's ground leases is approximately 71.1 years, including renewal options. The Company’s ground lease agreements with hospitals and health systems typically contain restrictions that limit building occupancy to physicians on the medical staff of an affiliated hospital and prohibit tenants from providing services that compete with the services provided by the affiliated hospital. Ground leases may also contain consent requirements or other restrictions on sale or assignment of the Company’s leasehold interest, including rights of first offer and first refusal in favor of the lessor. These ground lease provisions may limit the Company’s ability to lease, sell, or obtain mortgage financing secured by such properties which, in turn, could adversely affect the income from operations or the proceeds received from a sale. As a ground lessee, the Company is also exposed to the risk of reversion of the property upon expiration of the ground lease term, or an earlier breach by the Company of the ground lease, which may have a material adverse effect on the Company’s consolidated financial condition and results of operations.

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

Damage from catastrophic weather and other natural events, whether caused by climate change or otherwise, could result in losses to the Company.
Many of our properties are located in areas susceptible to revenue loss, cost increase, or damage caused by severe weather conditions or natural disasters such as wildfires, hurricanes, earthquakes, tornadoes and floods. The Company could experience losses to the extent that such damages exceed insurance coverage, cause an increase in insurance premiums, and/or a decrease in demand for properties located in such areas. In the event that climate change causes such catastrophic weather or other natural events to increase broadly or in localized areas, such costs and damages could increase above historic expectations. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve energy efficiency of our existing properties and could require the Company to spend more on development and redevelopment properties without a corresponding increase in revenue.

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
The Company may lease to federal, state, and/or local government tenants from time to time. Such tenants may be subject to annual budget appropriations. If a government tenant fails to receive its annual budget appropriation, it might not be able to make its lease payments to the Company. In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws. Leases with government tenants typically provide that the government tenant may terminate the lease under certain circumstances.

Risks relating to our capital structure and financings
The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future.
As of December 31, 2019, the Company had approximately $1.4 billion of outstanding indebtedness, excluding discounts, premiums and debt issuance costs. Covenants under the Credit Agreement dated as of October 14, 2011, among the Company and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto, as amended (“Unsecured Credit Facility”), the Term Loan Agreement, dated as of February 27, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto, as amended (the “Unsecured Term Loan due 2024” and "Unsecured Term Loan due 2026") and the indentures governing the Company’s senior notes permit the Company to incur substantial, additional debt, and the Company may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require the Company to dedicate a substantial portion of its cash flows from operations to service the debt, thereby reducing the funds available to implement the Company’s business strategy and to make distributions to stockholders. A high level of indebtedness could also:

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

In addition, from time to time, the Company secures mortgage financing or assumes mortgages to partially fund its investments. If the Company is unable to meet its mortgage payments, then the encumbered properties could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of the Company's properties could have a material adverse effect on the Company’s consolidated financial condition and results of operations.
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
The terms of the Unsecured Credit Facility, the Unsecured Term Loan due 2024 and the Unsecured Term Loan due 2026, the indentures governing the Company’s outstanding senior notes and other debt instruments that the Company may enter into in the future are subject to customary financial and operational covenants. These provisions include, among other things: a limitation on the incurrence of additional indebtedness; limitations on mergers, investments, acquisitions, redemptions of capital stock, and transactions with affiliates; and maintenance of specified financial ratios. The Company’s continued ability to incur debt and operate its business is subject to compliance with these covenants, which limit operational flexibility. Breaches of these covenants could result in defaults under applicable debt instruments, even if payment obligations are satisfied. Financial and other covenants that limit the Company’s operational flexibility, as well as defaults resulting from a breach of any of these covenants in its debt instruments, could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

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
A REIT is required by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to make dividend distributions, thereby retaining less of its capital for growth. As a result, a REIT typically requires new capital to invest in real estate assets. However, there may be times when the Company will have limited access to capital from the equity and/or debt markets. Changes in the Company’s debt ratings could have a material adverse effect on its interest costs and financing sources. The Company’s debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities. In recent years, the capital and credit markets have experienced volatility and at times have limited the availability of funds. The Company’s ability to access the capital and credit markets may be limited by these or other factors, which could have an impact on its ability to refinance maturing debt, fund dividend payments and operations, acquire healthcare properties and complete development and redevelopment projects. If the Company is unable to refinance or extend principal payments due at maturity of its various debt instruments, its cash flow may not be sufficient to repay maturing debt or make dividend payments to stockholders. If the Company defaults in paying any of its debts or satisfying its debt covenants, it could experience cross-defaults among debt instruments, the debts could be accelerated and the Company could be forced to liquidate assets for less than the values it would otherwise receive.
Further, the Company obtains credit ratings from various credit-rating agencies based on their evaluation of the Company's credit. These agencies' ratings are based on a number of factors, some of which are not within the Company's control. In addition to factors specific to the Company's financial strength and performance, the rating agencies also consider conditions affecting REITs generally. The Company's credit ratings could be downgraded. If the Company's credit ratings are downgraded or other negative action is taken, the Company could be required, among other things, to pay additional interest and fees on borrowings under the Unsecured Credit Facility, Unsecured Term Loan due 2024 and the Unsecured Term Loan due 2026.

The Company is exposed to increases in interest rates, changes to the method that LIBOR rates are determined, and the potential phasing out of LIBOR. Such changes could adversely impact the Company's ability to refinance existing debt, sell assets or engage in acquisition and development activity.
A significant portion of the Company’s debt is subject to floating rates, based on LIBOR or other indices. LIBOR and other interest benchmarks may be subject to regulatory reform that could cause fluctuations in interest rates under the Company's debt agreements that are unanticipated. The United Kingdom's Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021. It is unclear whether LIBOR will cease to exist or if new methods of calculating it will develop. The Company's existing and future debt agreements that are based on LIBOR could be adversely affected by such changes. The Unsecured Credit Facility, the Unsecured Term Loan due 2024, and the Unsecured Term Loan due 2026 contain provisions addressing the transition away from LIBOR that are intended to provide a mechanism for determining an alternate benchmark rate in the event that LIBOR becomes unavailable during the term of these loans. However, as there is yet to be a widely accepted alternate benchmark, these transitional provisions provide that the alternate benchmark will be selected by the parties in the future, subject to a determinative framework. There can be no certainty as of the date of this report as to the specific alternate benchmark that would be used.
In addition, the generally fixed nature of revenues and the variable rate of certain debt obligations create interest rate risk for the Company. Increases in interest rates could make the financing of any acquisition or investment activity more costly. Rising interest rates would increase the cost of borrowing under the Unsecured Credit Facility, the Unsecured Term Loan due 2024, and the Unsecured Term Loan due 2026, could limit the Company’s ability to refinance existing debt when it matures or cause the Company to pay higher rates upon refinancing. An increase in interest rates also could have the effect of reducing the amounts that third parties might be willing to pay for real estate assets, which could limit the Company’s ability to sell assets at times when it might be advantageous to do so.

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

The Company may enter into joint venture agreements that would limit its flexibility with respect to jointly owned properties.
The Company may from time to time acquire, develop, or redevelop properties in joint ventures with unrelated third parties. In such event, the Company would be subject to risks that may not be present in its other forms of ownership, including:

•
potential joint venture partners could have financing and investment goals or strategies that are different than those of the Company, including terms and strategies for such investment and what levels of debt place on the venture;

•	the parties to a joint venture could reach an impasse on certain decisions, which could result in unexpected costs, including costs associated with litigation or arbitration;

•	joint venture partners could have investments that are competitive with the Company's properties in certain markets;

•	interests in joint ventures are often illiquid and the Company may have difficulty exiting such in investment, or may have to exit at less than fair market value;

•	joint venture partners may be structured differently than the Company for tax purposes and their could be conflicts relating to the Company's REIT status; and

•
joint venture partners could become insolvent, fail to fund capital contributions, or otherwise fail to fulfill their obligations as a partner, which could require the Company to invest more capital into such ventures than anticipated.

Risks relating to government regulations
If a healthcare tenant loses its licensure or certification, becomes unable to provide healthcare services, cannot meet its financial obligations to the Company or otherwise vacates a facility, the Company would have to obtain another tenant for the affected facility.
If a tenant loses its license or certification, becomes unable to provide healthcare services, cannot meet its financial obligations to the Company or otherwise vacates a facility, and the Company is unable to attract another healthcare provider on a timely basis and on acceptable terms, the Company’s cash flows and results of operations could suffer. Transfers of operations of healthcare facilities are often subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

Trends in the healthcare service industry may negatively affect the Company’s lease revenues and the values of its investments.
The healthcare service industry may be affected by the following:

•	trends in the method of delivery of healthcare services;

•	transition to value-based care and reimbursement of providers;

•	competition among healthcare providers;

•	consolidation among healthcare providers, health insurers, hospitals and health systems;

•	a rise in government-funded health insurance coverage;

•	pressure on providers' operating profit margins from lower reimbursement rates, lower admissions growth, and higher expense growth;

•	availability of capital;

•	credit downgrades;

•	liability insurance expense;

•	rising pharmaceutical drug expense;

•	regulatory and government reimbursement uncertainty related to the Medicare and Medicaid programs;

•	a trend toward government regulation of hospital, physician and pharmaceutical pricing;

•	federal court decisions on cases challenging the legality of the Affordable Care Act, in whole or in part;

•	site-neutral rate-setting for Medicare services across different care settings;

•	heightened health information technology security standards and the meaningful use of electronic health records by healthcare providers; and

•	potential tax law changes affecting providers.
These trends, among others, can adversely affect the economic performance of some or all of the tenants and, in turn, negatively affect the lease revenues and the value of the Company’s property investments.

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
Compliance with new laws or regulations or stricter interpretation of existing laws may require the Company to incur significant expenditures. For example, proposed legislation to address climate change could increase utility and other costs of operating the Company's properties. Future laws or regulations may impose significant environmental liability. Additionally, tenant or other operations in the vicinity of the Company's properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect the Company's properties. There are various local, state, and federal fire, health, life-safety, and similar regulations with which the Company may be required to comply and that may subject us to liability in the form of fines or damages for noncompliance. Any expenditures, fines, or damages that the Company must pay would adversely affect its results of operations.
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
In addition, provisions of Maryland's general corporation law may have anti-takeover effects that delay, defer or prevent a takeover attempt. These provisions include the following:

•
Preferred Stock. The Company's charter authorizes the board of directors to issue preferred stock in one or more classes and establish the preferences and rights of any class of preferred stock issued. These actions can be taken without stockholder approval. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of the Company.

•
Business combinations. Pursuant to Maryland law, the Company cannot merge into or consolidate with another corporation or enter into a statutory share exchange transaction in which the Company is not the surviving entity or sell all or substantially all of its assets unless the board of directors adopts a resolution declaring the proposed transaction advisable and two-thirds of the stockholders voting together as a single class approve the transaction. Maryland law prohibits stockholders from taking action by written consent unless all stockholders consent in writing. The practical effect of this limitation is that any action required or permitted to be taken by the Company's stockholders may only be taken if it is properly brought before an annual or special meeting of stockholders. The Company's bylaws further provide that in order for a stockholder to properly bring any matter before a meeting, the stockholder must comply with requirements regarding advance notice. The foregoing provisions could have the effect of delaying until the next annual meeting stockholder actions that the holders of a majority of the Company's outstanding voting securities favor. These provisions may also discourage another person from making a tender offer for the Company's common stock, because such person or entity, even if it acquired a majority of the Company's outstanding voting securities, would likely be able to take action as a stockholder, such as electing new directors or approving a merger, only at a duly called stockholders meeting. Maryland law also establishes special requirements with respect to business combinations between Maryland corporations and interested stockholders unless exemptions apply. Among other things, the law prohibits for five years following the most recent date on which the interested stockholder became an interested stockholder, a merger and other similar transactions between a corporation and an interested stockholder and requires a supermajority vote for such transactions after the end of the five-year period.

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
A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The Company may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, there can be no assurance that the Company can comply in all cases with the safe harbor or that it will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, the Company may choose not to engage in certain sales of its properties or may conduct such sales through a taxable REIT subsidiary, which would be subject to federal and state income taxation.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
In addition to the properties described in Item 1. “Business,” in Note 2 to the Consolidated Financial Statements, and in Schedule III of Item 15 of this Annual Report on Form 10-K, the Company leases office space from unrelated third parties from time to time. The Company owns its corporate headquarters located at 3310 West End Avenue in Nashville, Tennessee.

Item 3. Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “HR.” At December 31, 2019, there were 954 stockholders of record.
Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.

Equity Compensation Plan Information
The following table provides information as of December 31, 2019 about the Company’s common stock that may be issued as restricted stock and upon the exercise of options, warrants and rights under all of the Company’s existing compensation plans, including the 2015 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED upon exercise of outstanding options, warrants, and rights [1]	WEIGHTED AVERAGE EXERCISE PRICE of outstanding options, warrants, and rights [1]	NUMBER OF SECURITIES REMAINING AVAILABLE for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	332,659	—	1,511,921
Equity compensation plans not approved by security holders	—	—	—
Total	332,659	—	1,511,921

1
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

Issuer Purchases of Equity Securities
During the year ended December 31, 2019, the Company withheld and canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs	MAXIMUM NUMBER OF SHARES that may yet be purchased under the plans or programs
January 1 - January 31	10,947	$28.28	—	—
February 1 - February 28	7,649	31.69	—	—
March 1 - March 31	950	31.60	—	—
April 1 - April 30	—	—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	—	—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	80,490	33.50	—	—
October 1 - October 31	—	—	—	—
November 1 - November 30	—	—	—	—
December 1 - December 31	1,544	33.37	—	—
Total	101,580

Authorization to Repurchase Common Stock
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

Item 6. Selected Financial Data
The following table sets forth financial information for the Company, which is derived from the Consolidated Financial Statements:

	YEAR ENDED DECEMBER 31,
Amounts in thousands except per share data	2019	2018	2017	2016	2015
Statement of Income Data
Total revenues	$470,298	$450,389	$424,737	$411,955	$388,471
Total expenses	394,432	370,016	335,055	310,003	283,541
Other income (expense)	(36,681)	(10,602)	(66,590)	(16,381)	(46,094)
Income from continuing operations	$39,185	$69,771	$23,092	$85,571	$58,836
Income from discontinued operations	—	—	—	—	10,600
Net income attributable to common stockholders	$39,185	$69,771	$23,092	$85,571	$69,436

Diluted earnings per common share
Income from continuing operations	$0.29	$0.55	$0.18	$0.78	$0.59
Income from discontinued operations	—	—	—	—	0.11
Net income attributable to common stockholders	$0.29	$0.55	$0.18	$0.78	$0.70
Weighted average common shares outstanding - diluted	128,084	123,351	118,017	109,387	99,880

Balance Sheet Data as of the end of the period
Real estate properties, gross	$4,359,993	$3,974,071	$3,838,638	$3,628,221	$3,380,908
Real estate properties, net	$3,238,891	$2,958,897	$2,941,208	$2,787,382	$2,618,982
Assets held for sale, net	$37	$9,272	$33,147	$3,092	$724
Total assets	$3,563,855	$3,191,247	$3,193,585	$3,040,647	$2,810,224
Notes and bonds payable, net	$1,414,069	$1,345,984	$1,283,880	$1,264,370	$1,424,992
Total stockholders' equity	$1,900,009	$1,716,642	$1,789,883	$1,653,414	$1,242,747

Other Data
Funds from operations [1]	$200,737	$194,960	$134,274	$174,420	$124,571
Funds from operations per common share - diluted [1]	$1.56	$1.57	$1.13	$1.59	$1.25
Cash flows from operations	$213,138	$208,355	$179,766	$151,272	$153,983
Dividends paid	$155,358	$150,266	$142,327	$131,759	$120,266
Dividends declared and paid per common share	$1.20	$1.20	$1.20	$1.20	$1.20

1
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
This report and other materials Healthcare Realty has filed or may file with the SEC, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could significantly affect the Company’s current plans and expectations and future financial condition and results.
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

•
The Company has, and in the future may have more exposure to fixed rent escalators, which could lag behind inflation and the growth in operating expenses such as real estate taxes, utilities, insurance, and maintenance expense;

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

•	Many of the Company’s properties are held under ground leases. These ground leases contain provisions that may limit the Company’s ability to lease, sell, or finance these properties;

•	The Company may experience uninsured or underinsured losses;

•	Damage from catastrophic weather and other natural events, whether caused by climate change or otherwise, could result in losses to the Company;

•
The Company faces risks associated with security breaches through cyber attacks, cyber intrusions, or otherwise, as well as other significant disruptions of its information technology networks and related systems;

•	Government tenants may not receive annual budget appropriations, which could adversely affect their ability to pay the Company;

Risks relating to our capital structure and financings

•	The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future;

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

•	The Company's swap agreements may not effectively reduce its exposure to changes in interest rates;

•	The Company may enter into joint venture agreements that would limit its flexibility with respect to jointly owned properties;

Risks relating to government regulations

•
If a healthcare tenant loses its licensure or certification, becomes unable to provide healthcare services, cannot meet its financial obligations to the Company or otherwise vacates a facility, the Company would have to obtain another tenant for the affected facility;

•	Trends in the healthcare service industry may negatively affect the Company’s lease revenues and the values of its investments;

•	The costs of complying with governmental laws and regulations may adversely affect the Company's results of operations;

•	If the Company fails to remain qualified as a REIT, the Company will be subject to significant adverse consequences, including adversely affecting the value of its common stock;

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

Overview
The Company owns and operates properties that facilitate the delivery of healthcare services in primarily outpatient settings. To execute its strategy, the Company engages in a broad spectrum of integrated services including leasing, management, acquisition, financing, development and redevelopment of such properties. The Company seeks to generate stable, growing income and lower the long-term risk profile of its portfolio of properties by focusing on facilities located on or near the campuses of acute care hospitals associated with leading health systems. The Company seeks to reduce financial and operational risk by owning properties in high-growth markets with a broad tenant mix that includes over 30 physician specialties, as well as surgery, imaging, cancer, and diagnostic centers.
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

Liquidity and Capital Resources
The Company monitors its liquidity and capital resources and considers several indicators in its assessment of capital markets for financing acquisitions and other operating activities. The Company considers, among other factors, its leverage ratios and lending covenants, dividend payout percentages, interest rates, underlying treasury rate, debt market spreads and cost of equity capital to compare its operations to its peers and to help identify areas in which the Company may need to focus its attention.

Sources and Uses of Cash
The Company's revenues are derived from its real estate property portfolio based on contractual arrangements with its tenants. These sources of revenue represent the Company's primary source of liquidity to fund its dividends and its operating expenses, including interest incurred on debt, general and administrative costs, capital expenditures and other expenses incurred in connection with managing its existing portfolio and investing in additional properties. To the extent additional investments are not funded by these sources, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets, property dispositions or through proceeds from the Unsecured Credit Facility.
The Company expects to continue to meet its liquidity needs, including capital for additional investments, dividend payments and debt service funds through cash flows from operations and the cash flow sources addressed above. The Company also had unencumbered real estate assets with a gross book value of approximately $4.0 billion at December 31, 2019, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
The Company has exposure to variable interest rates and its common stock price is impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, have terms of approximately one to 20 years and have lease rates that generally increase on an annual basis at fixed rates or based on consumer price indices.

Operating Activities
Cash flows provided by operating activities for the three years ended December 31, 2019, 2018 and 2017 were $213.1 million, $208.4 million and $179.8 million, respectively. Several items impact cash flows from operating activities including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipt of tenant rent.

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

Investing Activities
A summary of the significant transactions impacting investing activities for the year ended December 31, 2019 is listed below. See Note 4 to the Consolidated Financial Statements for more detail on these activities.

Outflows
The following table details the acquisitions for the year ended December 31, 2019:

Dollars in millions	HEALTH SYSTEM AFFILIATION	MILES TO CAMPUS	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	CAP RATE [1]
Washington, D.C. [2]	Inova Health	0.00	3/28/19	$46.0	158,338	5.2%
Indianapolis, IN	Indiana University Health	0.00	3/28/2019	47.0	143,499	5.1%
Atlanta, GA	Piedmont Healthcare	0.14	4/2/2019	28.0	47,963	5.7%
Dallas, TX	Baylor Scott & White Health	0.01	6/10/2019	17.0	89,990	6.2%
Seattle, WA	MultiCare Health System	0.20	6/11/2019	7.7	29,870	6.9%
Seattle, WA	UW Medicine	0.27	6/14/2019	19.0	47,255	5.8%
Seattle, WA	UW Medicine	0.35	6/28/2019	30.5	78,288	5.7%
Houston, TX	Houston Methodist	0.00	8/1/2019	13.5	29,903	5.7%
Oklahoma City, OK	Integris Health	0.02	9/26/2019	4.1	28,542	6.3%
Los Angeles, CA [2]	Huntington Hospital	0.05	9/30/2019	61.1	115,634	5.2%
Raleigh, NC	WakeMed Health	0.11	10/31/2019	21.6	57,730	5.5%
Dallas, TX [3]	Baylor Scott & White Health	0.04	10/31/2019	20.1	48,192	5.3%
Seattle, WA	EvergreenHealth	0.30	11/18/2019	22.8	36,350	5.5%
Seattle, WA	UW Medicine	3.50	12/10/2019	24.2	44,166	6.1%
Memphis, TN [4]	Baptist Memorial Health Care	0.26	12/13/2019	8.7	110,883	NA
Seattle, WA	CommonSpirit Health	0.15	12/18/2019	10.0	20,109	6.3%
Total acquisitions				$381.3	1,086,712	5.5%

1	The cap rate represents the forecasted first year net operating income ("NOI") divided by purchase price.

2	Includes two properties.

3	Represents the cap rate when tenant build out for existing leases is complete and all tenants are occupying and paying full rent.

4	The Company acquired this property as part of a redevelopment project. During the construction period, the property is expected to be 44% occupied and NOI is expected to break-even.

In 2019, the Company funded the following tenant improvements and capital expenditures:

•	$28.6 million toward development and redevelopment of properties;

•	$19.8 million toward first generation tenant improvements and planned capital expenditures for acquisitions;

•	$28.7 million toward second generation tenant improvements; and

•	$17.2 million toward capital expenditures. See the Trends and Matters Impacting Operating Results - Capital Expenditures for more detail.

Subsequent Acquisition
On January 3, 2020, the Company acquired an 86,986 square foot medical office building in Los Angeles, California for a purchase price of $42.0 million, including assumed debt of $19.3 million.

Inflows
The following table details the dispositions for the year ended December 31, 2019:

Dollars in millions	DATE DISPOSED	PROPERTY TYPE [1]	SALES PRICE	SQUARE FOOTAGE	DISPOSITION CAP RATE [2]
Tucson, AZ [3]	4/9/19	MOB	$13.0	67,345	6.2%
Virginia Beach, VA	8/1/19	MOB	1.3	10,000	12.2%
San Antonio, TX	8/28/19	MOB	0.9	10,138	3.0%
Erie, PA [4]	10/25/19	IRF	14.0	90,123	15.6%
New Orleans, LA [5]	11/25/19	MOB	3.7	136,155	3.3%
Kingsport, TN	11/27/19	SNF	9.5	75,000	8.7%
Pittsburgh, PA [4]	12/18/19	IRF	3.8	78,731	(9.0)%
Dallas, TX [5]	12/30/19	MOB	8.7	69,558	4.5%
Total dispositions			$54.9	537,050	7.6%
Total MOB dispositions			$27.6	293,196	5.5%

1	MOB = medical office building; SNF = skilled nursing facility; IRF = inpatient rehabilitation facility

2	Cap rate represents the in-place cash NOI divided by sales price.

3	Includes four properties sold to a single purchaser.

4	Previously classified as held for sale.

5	Includes two properties.

Financing Activities
Common Stock Issuances
On March 19, 2019, the Company issued 3,737,500 shares of common stock, par value $0.01 per share, at $31.40 per share in an underwritten public offering pursuant to the Company's existing effective registration statement. The net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $115.8 million.
The Company sold 5,470,673 shares under the Company's at-the-market equity offering program from January 1, 2019 through December 31, 2019. The sales generated $179.1 million in net proceeds at prices to the public ranging from $32.01 to $33.77 per share (weighted average of $33.22 per share). The sales occurred during the following time periods:

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

•
During the fourth quarter of 2019, the Company sold 3,143,886 shares generating $103.2 million in net proceeds at prices to the public ranging from $32.02 to $33.74 per share (weighted average of $33.30 per share).

On or about February 14, 2020, the Company plans to enter into equity distribution agreements with six investment banks to renew its at-the-market equity program and to introduce forward sale transactions into the program. These agreements will replace the prior sales agreements under the Company's at-the-market equity program.

Debt Activity
On April 10, 2019, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.00% per annum with an outstanding principal of $8.9 million. The mortgage note encumbered a 52,813 square foot property in the state of Washington.
On May 31, 2019, the Company amended and restated its Unsecured Credit Facility to extend the maturity date from July 2020 to May 2023 and improved the credit spread by 10 basis points at current ratings. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin, which depends on the

Company's credit ratings ranging from 0.775% to 1.45% (0.90% at December 31, 2019). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.125% to 0.30% (0.20% at December 31, 2019). In connection with the amendment, the Company paid up front fees to the lenders and other costs of approximately $3.5 million, which were capitalized and will be amortized over the term of the Unsecured Credit Facility.
Also, on May 31, 2019, the Company amended and restated its Term Loan with a syndicate of lenders and improved the credit spread on the Unsecured Term Loan due 2024 by 10 basis points at current ratings. The amended agreement extended the maturity date of the Company's unsecured term loan due 2022 to May 2024 and increased the loan amount from $150.0 million to $200.0 million. In addition, the amended agreement added a $150.0 million seven-year term loan facility due June 2026. The Term Loan due 2024 bears interest at LIBOR plus an applicable margin ranging from 0.85% to 1.65% (1.00% at December 31, 2019) based upon the Company's unsecured debt ratings. The Term Loan due 2026 has a delayed draw feature that allows the Company up to nine months to draw against the commitments. As of December 31, 2019, no loans were outstanding under the Term Loan due 2026. Loans outstanding under the Term Loan due 2026 will bear interest at a rate equal to LIBOR plus a margin ranging from 1.45% to 2.40% (1.60% at December 31, 2019). Committed amounts that remain undrawn are subject to a ticking fee ranging from 0.125% to 0.30% per annum (0.20% at December 31, 2019). In connection with the amendment, the Company paid up front fees to the lenders of approximately $1.8 million, of which $1.0 million were capitalized and will be amortized over the respective term of the Term Loans and $0.8 million were expensed during the second quarter of 2019.
As of December 31, 2019, the Company has outstanding interest rate swaps totaling $175.0 million to hedge one-month LIBOR. The Company pays the rate in the table below and receives one-month LIBOR from the counterparty. The following details the amount and rate of each swap (dollars in thousands):

EFFECTIVE DATE	AMOUNT	WEIGHTED AVERAGE RATE	EXPIRATION DATE
December 18, 2017	$25,000	2.18%	December 16, 2022
February 1, 2018	50,000	2.46%	December 16, 2022
May 1, 2019	50,000	2.33%	May 1, 2026
June 3, 2019	50,000	2.13%	May 1, 2026
	$175,000	2.29%

The following table details the Company's debt balances as of December 31, 2019:

	PRINCIPAL BALANCE	CARRYING BALANCE [1]	WEIGHTED YEARS TO MATURITY	CONTRACTUAL RATE	EFFECTIVE RATE
Senior Notes due 2023	$250,000	$248,540	3.3	3.75%	3.95%
Senior Notes due 2025 [2]	250,000	248,522	5.3	3.88%	4.08%
Senior Notes due 2028	300,000	295,651	8.0	3.63%	3.84%
Total Senior Notes Outstanding	800,000	792,713	5.7	3.74%	3.95%
$700 million unsecured credit facility due 2023 [3]	293,000	293,000	3.4	LIBOR+0.90%	2.66%
$200 million unsecured term loan due 2024 [4]	200,000	199,013	4.4	LIBOR+1.00%	3.27%
$150 million unsecured term loan due 2026 [5]	—	—	6.4	LIBOR+1.60%	NA
Mortgage notes payable	129,258	129,343	4.4	4.95%	4.81%
Total Outstanding Notes and Bonds Payable	$1,422,258	$1,414,069	4.9	3.56%	3.67%

1	Balances are reflected net of discounts and debt issuance costs and include premiums.

2
The effective interest rate includes the impact of the $1.7 million settlement of a forward-starting interest rate swap that is included in accumulated other comprehensive income on the Company's Consolidated Balance Sheets.

3
As of December 31, 2019, the Company had $293.0 million outstanding under the Unsecured Credit Facility with a weighted average interest rate of approximately 2.66% and a remaining borrowing capacity of approximately $407.0 million. As of December 31, 2018, the Company had $262.0 million outstanding with a weighted average interest rate of approximately 3.50%

4
The effective interest rate includes the impact of interest rate swaps totaling $175.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Unsecured Term Loan due 2026 at a weighted average interest rate of 2.29% (plus the applicable margin rate, currently 1.00%).

5
As of December 31, 2019, there are no outstanding loans under the $150 million Unsecured Term Loan due 2026. This term loan has a delayed draw feature that allows the Company until February 28, 2020 to draw against the commitments.

Subsequent Mortgage Note Payable Payoff
On February 3, 2020, the Company repaid in full a mortgage note payable bearing interest at a rate of 6.10% per annum with an outstanding principal of $5.9 million. The mortgage note encumbered a 68,860 square foot property in Oklahoma.

Debt Covenant Information
As of December 31, 2019, 98.4% of the Company’s principal balances were due after 2020. Also, as of December 31, 2019, the Company's incurrence of total debt covenant as defined in the senior notes due 2025 and 2028 [debt divided by (total assets less intangibles and accounts receivable)] was approximately 33.5% (cannot be greater than 60%) and debt service coverage [interest expense divided by (net income plus interest expense, taxes, deprecation and amortization, gains and impairments)] was approximately 4.8 times (cannot be less than 1.5x).
The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2019, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
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

Acquisitions and Dispositions
During 2019, the Company acquired 18 medical office buildings for purchase prices totaling $381.3 million, resulting in cash consideration paid of $378.5 million. The weighted average capitalization rate for these investments, excluding the Memphis Redevelopment, was 5.5%.
The Company disposed of 13 properties in 2019 for sales prices totaling $54.9 million, yielding net cash proceeds of $52.4 million net of $2.5 million of closing costs and related adjustments. The weighted average capitalization rate for these investments was 7.6%.
A component of the Company's strategy is to continually monitor its portfolio for opportunities to improve the overall quality. Properties that are located off-campus, in smaller markets or not associated with the delivery of outpatient healthcare may be sold for higher capitalization rates than properties acquired to replace them. Properties that meet the Company's investment criteria may be purchased for lower capitalization rates because of their lower-risk profile and higher internal growth potential. In addition, the volume and timing of such acquisitions and dispositions could have a material impact on operating results.
See the Company's discussion of the 2019 acquisitions and dispositions activity in Note 4 to the Consolidated Financial Statements.

Development and Redevelopment Activity
In 2019, the Company funded $28.6 million toward development and redevelopment of properties, including the following:

•
The Company completed the redevelopment of a medical office building in Charlotte, North Carolina, which included a 40,278 square foot vertical expansion. The Company funded approximately $1.5 million during the year ended December 31, 2019. The first tenant took occupancy during the second quarter of 2019.

•
The Company continued development of a 151,000 square foot medical office building in Seattle, Washington. The Company funded $25.2 million during the year ended December 31, 2019. The Company expects initial occupancy to occur in the first quarter of 2020.

•
The Company began the redevelopment of a 110,883 square foot medical office building in Memphis, Tennessee. The Company funded approximately $0.3 million, excluding $8.7 million for the acquisition of building and land, during the year ended December 31, 2019.

•	The Company funded an additional $1.0 million on a previously completed redevelopment in Nashville, Tennessee and $0.6 million on a previously completed development project in Denver, Colorado.
The Company is in the planning stages with several health systems and developers regarding new development and redevelopment opportunities and expects one or more to begin in 2020. Total costs to develop or redevelop a typical medical office building can vary depending on the scope of the project, market rental terms, parking configuration, building amenities, asset type and geographic location.
The Company’s disclosures regarding projections or estimates of completion dates and leasing may not be indicative of actual results. See Note 14 to the Consolidated Financial Statements for more information on the Company’s development and redevelopment activities.

Security Deposits and Letters of Credit
As of December 31, 2019, the Company held approximately $9.6 million in letters of credit and security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon these instruments if there are any defaults under the leases.

Multi-Tenant Leases
The Company expects that approximately 20% of the leases in its multi-tenant portfolio will expire each year. In-place multi-tenant leases have a weighted average lease term of 7.2 years and a weighted average remaining lease term of 3.6 years. Demand for well-located real estate with complementary practice types and services remains consistent, and the Company's 2019 quarterly tenant retention statistics ranged from 84% to 86%. In 2020, the Company has 735 leases totaling 2.6 million square feet in its multi-tenant portfolio that are scheduled to expire. Of those leases, 85% are in on-campus buildings, which tend to have a high tenant retention rate.
Included in the 2020 lease expirations is a 111,000 square foot fitness center leased by Baylor Scott & White Health. The lease has been extended from June 30, 2019 to March 31, 2020. The fitness center is located in a 217,000 square foot on-campus medical office building. The Company is in lease negotiations with an independent fitness center operator for approximately half of the space. The Company expects to convert the remaining space for clinical use.
Also included in the 2020 lease expirations is the July 31 expiration of a 62,000 square foot office lease.  A telecommunication company occupies three floors of a 145,000 square foot office building and is expected to vacate. The Company has begun marketing the space, and anticipates that releasing efforts will include subdividing the space for multiple users. The Company recognized revenue of approximately $1.5 million related to this lease in 2019.
The Company continues to emphasize improving its multi-tenant contractual rent increases for its in-place leases. As of December 31, 2019 and 2018, the Company's contractual rental rate growth averaged 2.89% and 2.86%, respectively, for in-place leases. In addition, the Company continued to see strong quarterly weighted average rental rate growth for renewing leases ("cash leasing spread") and expects the majority of its renewals to increase between 3.0% and 4.0%. In 2019, cash leasing spreads averaged 4.0%.
In a further effort to maximize revenue growth and reduce its exposure to key expenses such as taxes and utilities, the Company carefully manages its balance of lease types. Gross leases, wherein the Company has full exposure to all operating expenses, comprise 12% of its lease portfolio. Modified gross or base year leases, in which the Company and tenant both pay a share of operating expenses, comprise 31% of the Company's leased portfolio. Net leases, in which tenants pay all allowable operating expenses, total 57% of the leased portfolio.

Capital Expenditures
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
The Company invested $17.2 million, or $1.12 per square foot, in capital expenditures in 2019 and $20.3 million, or $1.37 per square foot, in capital expenditures in 2018. As a percentage of cash net operating income, 2019 and 2018 capital expenditures were 5.9% and 7.3%, respectively. For a reconciliation of cash net operating income, see "Same Store Cash NOI" in the "Non-GAAP Measures and Key Performance Indicators" section as part of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report.

Tenant Improvements
The Company may invest in tenant improvements for the purpose of refurbishing or renovating tenant space. The Company categorizes these expenditures into first and second generation tenant improvements.

First Generation Tenant Improvements & Planned Capital Expenditures for Acquisitions
First generation tenant improvements and planned capital expenditures for acquisition spending totaled $19.8 million and $13.1 million for the years ended December 31, 2019 and 2018, respectively. First generation tenant improvements include build out costs related to suite space in shell condition. Planned capital expenditures for acquisitions include expected near-term fundings that were contemplated as part of the acquisition.

Second Generation Tenant Improvements
Second generation tenant improvements spending totaled $28.7 million in 2019, or 9.9% of total cash net operating income. In 2018, this spending totaled $30.9 million, or 11.2% of total cash net operating income.
If the cost of a tenant improvement project exceeds a tenant improvement allowance, the Company generally offers the tenant the option to finance the excess over the lease term with interest or to reimburse the overage to the Company in a lump sum. In either case, such overages are amortized by the Company as rental income over the term of the lease. Interest earned on tenant overages is included in other operating income in the Company's Consolidated Statements of Income and totaled approximately $0.2 million in 2019, $0.3 million in 2018, and $0.4 million in 2017. The first and second generation tenant overage amount amortized to rent totaled approximately $5.7 million in 2019, $4.8 million in 2018, and $5.0 million in 2017.
Second generation, multi-tenant tenant improvement commitments in 2019 for renewals averaged $2.26 per square foot per lease year, ranging quarterly from $1.75 to $3.15. In 2018, these commitments averaged $1.94 per square foot per lease year, ranging quarterly from $1.50 to $2.48. In 2017, these commitments averaged $1.78 per square foot per lease year, ranging quarterly from $1.38 to $2.30.
Second generation, multi-tenant tenant improvement commitments in 2019 for new leases averaged $5.02 per square foot per lease year, ranging quarterly from $4.79 to $5.18. In 2018, these commitments averaged $4.82 per square foot per lease year, ranging quarterly from $4.04 to $5.42. In 2017, these commitments averaged $3.60 per square foot per lease year, ranging quarterly from $2.10 to $4.78.

Leasing Commissions
In certain markets, the Company may pay leasing commissions to real estate brokers who represent either the Company or prospective tenants, with commissions generally equating to 4% to 6% of the gross lease value for new leases and 2% to 4% of the gross lease value for renewal leases. In addition, the Company may pay internal employees commissions when leases are executed and meet certain leasing thresholds. External leasing commissions are amortized to Rental income and internal leasing costs are amortized to General and administrative expense in the Company's Consolidated Statements of Income. In 2019, the Company paid leasing commissions of approximately $11.3 million, or $0.74 per square foot. In 2018, the Company paid leasing commissions of approximately $7.1 million, or $0.48 per square foot. As a percentage of total cash net operating income, leasing commissions paid for 2019 and 2018 were 3.9% and 2.6%, respectively. The amount of leasing commissions amortized over the term of the applicable leases totaled $6.1 million, $5.2 million and $4.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Rent Abatements
Rent abatements, which generally take the form of deferred rent, are sometimes used to help induce a potential tenant to lease space in the Company's properties. Such abatements, when made, are amortized by the Company on a straight-line basis against Rental income over the lease term. Rent abatements for 2019 totaled approximately $2.1 million, or $0.13 per square foot. Rent abatements for 2018 totaled approximately $3.1 million, or $0.21 per square foot. Rent abatements for 2017 totaled approximately $3.0 million, or $0.20 per square foot.

Single-Tenant Net Leases
The Company has one single-tenant net leased, on-campus medical office building with a lease term scheduled to expire in the second quarter of 2020. The Company expects the tenant to renew.
As of December 31, 2019, the Company had a total of 14 single-tenant net leases, with a weighted average lease term of 13.8 years and a weighted average remaining lease term of 7.2 years.

Operating Leases
As of December 31, 2019, the Company was obligated to make rental payments under operating lease agreements consisting primarily of ground leases related to 62 real estate investments, excluding those ground leases the Company has prepaid. At December 31, 2019, the Company had 108 properties totaling 8.9 million square feet that were held under ground leases with a remaining weighted average term of 71.1 years, including renewal options. These ground leases typically have initial terms of 50 to 75 years with one or more renewal options extending the terms to 75 to 100 years, with expiration dates through 2117. The Company adopted Accounting Standards Codification 842, "Leases" as of January 1, 2019. See Note 1 and Note 3 to the Consolidated Financial Statements for additional information regarding the impact of the adoption of this accounting standard.

Purchase Options
The Company had approximately $96.0 million in real estate properties as of December 31, 2019 that were subject to exercisable purchase options. The Company has approximately $455.2 million in real estate properties that are subject to purchase options that will become exercisable after 2020. Additional information about the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	NUMBER OF PROPERTIES		GROSS REAL ESTATE INVESTMENT AS OF DECEMBER 31, 2019
YEAR EXERCISABLE	MOB	INPATIENT	FAIR MARKET VALUE METHOD [1]	NON FAIR MARKET VALUE METHOD [2]	TOTAL
Current [3]	3	1	$96,039	$—	$96,039
2020	—	—	—	—	—
2021	1	—	—	14,984	14,984
2022	—	—	—	—	—
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	5	1	48,138	221,929	270,067
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	1	—	43,925	—	43,925
2029	1	—	26,413	—	26,413
2030 and thereafter	4	—	99,785	—	99,785
Total	15	2	$314,300	$236,913	$551,213

1	The purchase option price includes a fair market value component that is determined by an appraisal process.

2
Includes properties with stated purchase prices or prices based on fixed capitalization rates. These properties have purchase prices that are on average 17% greater than the Company's current gross investment.

3	These purchase options have been exercisable for an average of 11.4 years.

Debt Management
The Company maintains a conservative and flexible capital structure that allows it to fund new investments and operate its existing portfolio. The Company has approximately $129.3 million of mortgage notes payable, most of which were assumed when the Company acquired properties. In 2020, the Company has approximately $44.3 million of mortgage notes payable that will mature or are able to be repaid without penalty. The Company will repay mortgage notes with cash on hand or borrowings under the Unsecured Credit Facility.

Impact of Inflation
The Company is subject to the risk of inflation as most of its revenues are derived from long-term leases. Most of the Company's leases provide for fixed increases in base rents or increases based on the Consumer Price Index, and require the tenant to pay all or some portion of increases in operating expenses. The Company believes that these provisions mitigate the impact of inflation. However, there can be no assurance that the Company's ability to increase rents or recover operating expenses will always keep pace with inflation. The Company's leases have a weighted average lease term remaining of approximately 3.9 years. The following table shows the percentage of the Company's leases that provide for fixed or CPI-based rent increases by type as of December 31, 2019:

	% INCREASE	% OF BASE RENT
Annual increase
CPI	2.0%	7.7%
Fixed	3.0%	84.8%
Non-annual increase
CPI	1.4%	1.0%
Fixed	1.9%	5.7%
No increase
Term > 1 year	—%	0.8%

New Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for information on new accounting standards including both standards that the Company adopted during the year and those that have not yet been adopted. The Company continues to evaluate the impact of the new standards that have not yet been adopted.

Other Items Impacting Operations
General and administrative expenses will fluctuate quarter-to-quarter. In the first quarter of each year, general and administrative expense includes increases for certain expenses such as payroll taxes, non-cash Employee Stock Purchase Plan expense and healthcare savings account fundings. The Company expects these customary expenses to increase by approximately $0.8 million in the first quarter of 2020. Approximately $0.7 million is not expected to recur in subsequent quarters in 2020.

Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The Company’s consolidated results of operations for 2019 compared to 2018 were significantly impacted by acquisitions, dispositions, gain on sales and impairment charges recorded on real estate properties.

Revenues
Rental income increased $19.8 million, or 4.5%, to approximately $462.2 million compared to $442.4 million in the prior year and is comprised of the following:

			CHANGE
Dollars in thousands	2019	2018	$	%
Property operating	$415,142	$390,256	$24,886	6.4%
Single-tenant net lease	44,083	47,860	(3,777)	(7.9)%
Straight-line rent	3,000	4,281	(1,281)	(29.9)%
Total rental income	$462,225	$442,397	$19,828	4.5%

Property operating income increased $24.9 million, or 6.4%, from the prior year primarily as a result of the following activity:

•	Acquisitions and developments in 2018 and 2019 contributed $19.7 million.

•	Leasing activity, including contractual rent increases, contributed $9.7 million.

•	Dispositions in 2018 and 2019 resulted in a decrease of $4.5 million.
Single-tenant net lease income decreased $3.8 million, or 7.9%, from the prior year primarily as a result of the following activity:

•	Dispositions in 2018 and 2019 resulted in a decrease of $4.7 million.

•	Leasing activity, including contractual rent increases, contributed $0.9 million.
Straight-line rent income decreased $1.3 million, or 29.9%, from the prior year primarily as a result of the following activity:

•	Acquisitions and developments in 2018 and 2019 resulted in an increase of $1.1 million.

•	Dispositions in 2018 and 2019 resulted in a decrease of $0.2 million.

•	Reduced rent abatements along with net leasing activity and contractual rent increases resulted in a decrease of $2.2 million.

Expenses
Property operating expenses increased $9.5 million, or 5.6%, from the prior year primarily as a result of the following activity:

•	Acquisitions and developments in 2018 and 2019 resulted in an increase of $8.7 million.

•	Increases in portfolio operating expenses as follows:

◦	Property tax expense of $1.1 million;

◦	Maintenance and repair expense of $1.6 million;

◦	Leasing commission amortization of $0.9 million;

◦	Insurance expense of $0.6 million; and

◦	Janitorial expense of $0.2 million.

•	Utilities expense decreased $0.9 million.

•	Dispositions in 2018 and 2019 resulted in a decrease of $2.7 million.
General and administrative expenses increased approximately $0.3 million, or 0.9%, from the prior year primarily as a result of the following activity:

•
The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in a $2.9 million charge for the acceleration of his outstanding nonvested share-based awards and associated taxes. This amount was partially offset by $0.3 reduction in non-cash compensation expense.

•	Non-cash compensation expense decreased $0.8 million mainly due to an officer retirement.

•	Office rent decreased $0.8 million due to the 2018 acquisition of the Company's headquarters.

•	Other net decreases, including professional fees and other administrative costs, of $0.7 million.
Depreciation and amortization expense increased $13.7 million, or 8.3%, from the prior year primarily as a result of the following activity:

•	Acquisitions and developments in 2018 and 2019 resulted in increases of $13.4 million.

•	Various building and tenant improvement expenditures caused increases of $10.5 million.

•	Dispositions in 2018 and 2019 resulted in decreases of $5.4 million.

•	Assets that became fully depreciated resulted in decreases of $4.8 million.

Other Income (Expense)
Other income (expense), a net expense, increased $26.1 million, or 246.0%, from the prior year mainly due to the following activity:

Gain on Sales of Real Estate Properties
Gain on sales of real estate properties totaling approximately $25.1 million and $41.7 million are associated with the sales of eleven and sixteen real estate properties during 2019 and 2018, respectively.

Interest Expense
Interest expense increased $2.6 million for the year ended December 31, 2019 compared to the prior year. The components of interest expense are as follows:

			CHANGE
Dollars in thousands	2019	2018	$	%
Contractual interest	$53,364	$51,147	$2,217	4.3%
Net discount/premium accretion	250	5	245	4,900.0%
Debt issuance costs amortization	2,448	2,435	13	0.5%
Amortization of interest rate swap settlement	168	168	—	—%
Interest cost capitalization	(1,411)	(951)	(460)	48.4%
Right-of-use assets financing amortization	616	—	616	—%
Total interest expense	$55,435	$52,804	$2,631	5.0%
Contractual interest increased $2.2 million, or 4.3%, primarily as a result of the following activity:

•	The Unsecured Credit Facility accounted for a net increase of $1.9 million.

•	The Unsecured Term Loan due 2024 accounted for a net increase of $1.3 million.

•	The ticking fee on committed amounts that remain undrawn associated with the Unsecured Term Loan due 2026 accounted for an increase of $0.2 million.

•	Mortgage notes repayments accounted for a decrease of $1.2 million.

Impairment of Real Estate Assets
Impairment of real estate assets totaling approximately $5.6 million is associated with the sales of two real estate properties during 2019.

Interest and other income (expense), net
In 2019, the Company expensed approximately $0.8 million of debt issuance costs as a result of the Term Loan modification. See Note 9 to the Company's Consolidated Financial Statements for additional information regarding the Term Loan modification.
In 2018, the Company recorded $0.5 million of other income related to the termination fee of a purchase and sale agreement.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The Company's discussion regarding the comparison of the year ended December 31, 2018 compared to the year ended December 31, 2017 was previously disclosed beginning on page 30 in the Company's 2018 Form 10-K filed on February 13, 2019 and is hereby incorporated by reference.

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
In addition to FFO, the Company presents Normalized FFO and FAD. Normalized FFO is presented by adding to FFO acquisition-related costs, acceleration of debt issuance costs, debt extinguishment costs and other Company-defined normalizing items to evaluate operating performance. FAD is presented by adding to Normalized FFO non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense and provision for bad debts, net; and subtracting straight-line rent income, net of expense, and maintenance capital expenditures, including second generation tenant improvements, capital expenditures and leasing commissions paid. The Company's definition of these terms may not be comparable to that of other real estate companies as they may have different methodologies for computing these amounts. Normalized FFO and FAD should not be considered as an alternative to net income as an indicator of the Company's financial performance or to cash flow from operating activities as an indicator of the Company's liquidity. Normalized FFO and FAD should be reviewed in connection with GAAP financial measures.
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

The table below reconciles net income attributable to common stockholders to FFO, Normalized FFO and FAD for the years ended December 31, 2019, 2018, and 2017.

	YEAR ENDED DECEMBER 31,
Amounts in thousands, except per share data	2019	2018	2017
Net income	$39,185	$69,771	$23,092
Gain on sales of real estate properties	(25,101)	(41,665)	(39,524)
Impairments	5,617	—	5,385
Real estate depreciation and amortization	181,036	166,854	145,321
FFO	200,737	194,960	134,274
Acquisition and pursuit costs [1]	1,742	738	2,180
Lease intangible amortization [2]	147	—	—
Accelerated stock awards [3]	2,854	70	—
Forfeited earnest money received	—	(466)	—
Debt financing costs	760	—	45,773
Normalized FFO	206,240	195,302	182,227
Non-real estate depreciation and amortization	3,269	3,284	2,757
Non-cash interest expense amortization [4]	2,866	2,608	2,832
Provision for bad debt, net	167	60	159
Straight-line rent income, net	(1,431)	(2,728)	(4,575)
Share-based compensation	9,519	10,621	10,027
Normalized FFO adjusted for non-cash items	220,630	209,147	193,427
2nd Generation tenant improvements	(28,690)	(30,939)	(20,367)
Leasing commissions paid	(11,329)	(7,119)	(7,099)
Capital expenditures	(17,158)	(20,347)	(18,790)
FAD	$163,453	$150,742	$147,171
FFO per common share - diluted	$1.56	$1.57	$1.13
Normalized FFO per common share - diluted	$1.60	$1.57	$1.53
Weighted average common shares outstanding - diluted [5]	128,863	124,104	118,877

1	Acquisition and pursuit costs include third party and travel costs related to the pursuit of acquisitions and developments.

2
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

3
The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in a $2.9 million charge for the acceleration of his outstanding nonvested share-based awards and associated taxes.

4	Includes the amortization of deferred financing costs, discounts and premiums.

5
The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 779,081, 753,121 and 860,145, respectively, for the twelve months ended December 31, 2019, 2018, and 2017.

Same Store Cash NOI
Cash NOI and same store cash NOI are key performance indicators. Management considers same store cash NOI a supplemental measure because it allows investors, analysts and Company management to measure unlevered property-level operating results. Cash NOI excludes general and administrative expenses, interest expense, depreciation and amortization, gains and losses from property sales, property management fees and other revenues and expenses not specifically related to the property portfolio. Cash NOI also excludes non-cash items such as straight-line rent, above and below market lease intangibles, leasing commission amortization, lease inducements, and tenant improvement amortization. The Company also excludes cash lease termination fees. Same store NOI is historical and not necessarily indicative of future results.
Same Store Cash NOI compares Cash NOI for stabilized properties. Stabilized properties are properties that have been included in operations for the duration of the year-over-year comparison period presented and include redevelopment projects of existing same store properties. Accordingly, stabilized properties exclude properties that were recently acquired or disposed of, properties classified as held for sale, reposition properties and newly developed properties. The Company utilizes the reposition classification for properties experiencing a shift in strategic direction. Such a shift can occur for a variety of reasons, including a substantial change in the use of the asset, a change in strategy or closure of a neighboring hospital, or significant property damage. Such properties may require enhanced management, leasing, capital needs or a disposition strategy that differs from the rest of the portfolio. To identify properties exhibiting these reposition characteristics, the Company applies the following Company-defined criteria:

•	Properties having less than 60% occupancy that is expected to last at least two quarters;

•	Properties that experience a loss of occupancy over 30% in a single quarter; or

•	Properties with negative net operating income that is expected to last at least two quarters.
Any recently acquired property will be included in the same store pool once the Company has owned the property for eight full quarters. Newly developed properties and properties acquired as a redevelopment project will be included in the same store pool eight full quarters after substantial completion or eight full quarters after initial occupancy, if different. Any additional square footage created by redevelopment projects at a same store property is included in the same store pool immediately upon completion. Any property included in the reposition property group will be included in the same store analysis once occupancy has increased to 60% or greater with positive net operating income and has remained at that level for eight full quarters. The following table reflects the Company's same store cash NOI for the years ended December 31, 2019 and 2018.

			SAME STORE CASH NOI for the year ended December 31,
Dollars in thousands	NUMBER OF PROPERTIES [1]	GROSS INVESTMENT at December 31, 2019	2019	2018	PERCENTAGE GROWTH
Multi-tenant properties	157	$3,240,598	$229,214	$222,210	3.2%
Single-tenant net lease properties	14	460,415	41,432	40,702	1.8%
Total	171	$3,701,013	$270,646	$262,912	2.9%

1	Properties are based on the same store definition included above and exclude assets classified as held for sale, if any.

The following tables reconcile same store cash NOI to the respective line items in the Consolidated Statements of Income and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store Cash NOI

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2019	2018	PERCENTAGE GROWTH
Net income	$39,185	$69,771
Other income (expense)	36,681	10,602
General and administrative expense	34,826	34,511
Depreciation and amortization expense	177,859	164,201
Other expenses [1]	9,551	7,849
Straight-line rent revenue	(3,000)	(4,281)
Other revenue [2]	(6,070)	(5,745)
Cash NOI	289,032	276,908	4.4%
Cash NOI not included in same store	(17,297)	(12,378)
Same store and reposition cash NOI	271,735	264,530	2.7%
Reposition NOI	(1,089)	(1,618)	(32.7)%
Same store cash NOI	$270,646	$262,912	2.9%

1	Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent.

2	Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Property Count

	AS OF DECEMBER 31, 2019
	PROPERTY COUNT	GROSS INVESTMENT	SQUARE FEET	OCCUPANCY
Same store properties	171	3,701,013	13,440	89.3%
Acquisitions	24	500,063	1,487	86.1%
Reposition	9	71,007	429	41.9%
Total owned real estate properties	204	4,272,083	15,356	87.7%

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on its consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The Company monitors its contractual obligations to manage the availability of funds necessary to meet obligations when due. The following table represents the Company’s long-term contractual obligations for which the Company was making payments as of December 31, 2019, including interest payments due where applicable. The Company is also required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT under the Internal Revenue Code. The Company's material contractual obligations are included in the table below. As of December 31, 2019, the Company had no long-term capital lease obligations.

	PAYMENTS DUE BY PERIOD
Dollars in thousands	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt obligations, including interest [1]	$1,645,487	$62,905	$106,529	$854,166	$621,887
Operating lease commitments [2]	348,186	5,483	10,715	10,671	321,317
Finance lease commitments [3]	87,283	745	1,516	1,566	83,456
Construction in progress [4]	18,683	16,088	2,595	—	—
Tenant improvements [5]	46,588	46,588	—	—	—
Redevelopment [6]	8,190	8,190
Total contractual obligations	$2,154,417	$139,999	$121,355	$866,403	$1,026,660

1
The amounts shown include estimated interest on total debt other than the Unsecured Credit Facility and a portion of the Unsecured Term Loan due 2024, whose balance and interest rate may fluctuate from day to day. The fixed rate interest resulting from the Company's outstanding swaps on $175.0 million of the Unsecured Term Loan due 2024 are reflected in the table above. As of December 31, 2019, there are no outstanding loans under the Unsecured Term Loan 2026. This term loan has a delayed draw feature that allows the Company up to February 2020 to draw against the $150 million commitments. Excluded from the table above are the discounts on the Company's outstanding senior notes of approximately $3.0 million, net premiums totaling approximately $0.6 million on 16 mortgage notes payable, and debt issuance costs totaling approximately $5.8 million which are included in notes and bonds payable on the Company’s Consolidated Balance Sheet as of December 31, 2019. The Company’s long-term debt principal obligations are presented in more detail in the table below.

In millions	PRINCIPAL BALANCE at Dec. 31, 2019	PRINCIPAL BALANCE at Dec. 31, 2018	MATURITY DATE	CONTRACTUAL INTEREST RATES at Dec. 31, 2018	PRINCIPAL PAYMENTS	INTEREST PAYMENTS
Unsecured Credit Facility	$293.0	$262.0	5/23	LIBOR + 0.90%	At maturity	Monthly
Unsecured Term Loan due 2024	200.0	150.0	5/24	LIBOR + 1.00%	At maturity	Monthly
Unsecured Term Loan due 2026	—	—	6/26	LIBOR + 1.60%	At maturity	Monthly
Senior Notes due 2023	250.0	250.0	4/23	3.75%	At maturity	Semi-Annual
Senior Notes due 2025	250.0	250.0	5/25	3.88%	At maturity	Semi-Annual
Senior Notes due 2028	300.0	300.0	1/28	3.63%	At maturity	Semi-Annual
Mortgage notes payable	129.3	143.1	7/20-5/40	3.31%-6.88%	Monthly	Monthly
	$1,422.3	$1,355.1

2	Includes primarily ground leases, with expiration dates through 2117, related to various real estate investments for which the Company is currently making payments.

3	Includes three ground leases, with expiration dates through 2091, related to real estate investments for which the Company is currently making payments.

4
Includes cash flow projections related to the construction of one building in Seattle, Washington. This amount includes $3.6 million of invoices that were accrued and included in construction in progress on the Company's Consolidated Balance Sheet as of December 31, 2019.

5
The Company has remaining tenant improvement allowances, excluding construction in progress, of approximately $46.6 million. This amount includes $9.7 million of invoices that were accrued as of December 31, 2019.

6	Includes the Memphis Redevelopment tenant improvement obligations of $8.2 million. The Company executed the contract for the redevelopment of the core and shell in January 2020.

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

Principles of Consolidation
The Company’s Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, joint ventures, and partnerships where the Company controls the operating activities. All material intercompany accounts and transactions have been eliminated.

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

As of December 31, 2019 and 2018, the Company's Consolidated Balance Sheets include capitalized pursuit costs relating to potential developments totaling $4.6 million and $2.2 million respectively. The Company expensed costs related to the pursuit of acquisitions totaling $1.0 million, $0.6 million and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, the Company expensed costs related to the pursuit of developments totaling $0.7 million, $0.1 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Valuation of Long-Lived and Intangible Assets and Goodwill
Long-Lived Assets Held and Used
The Company assesses the potential for impairment of identifiable intangible assets and long-lived assets, primarily real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be recoverable. Important factors that could cause management to review for impairment include significant underperformance of an asset relative to historical or expected operating results; significant changes in the Company's use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company reviews for possible impairment of those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes.
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
The Company also performs an annual goodwill impairment review. The Company's reviews are performed as of December 31 of each year. The Company's 2019 and 2018 reviews indicated that no impairment had occurred with respect to the Company's $3.5 million goodwill asset.

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
The Company recorded impairment charges totaling $5.6 million and $5.4 million, respectively, for the years ended December 31, 2019, and 2017 related to real estate properties and other long-lived assets. The Company did not record any impairment charges in 2018. The impairment charges related to two properties sold in 2019 and 2017.

Depreciation of Real Estate Assets and Amortization of Related Intangible Assets
As of December 31, 2019, the Company had gross investments of approximately $4.0 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.
As described in more detail in Note 1 to the Consolidated Financial Statements, when the Company acquires real estate properties with in-place leases, the cost of the acquisition must be allocated between the acquired tangible real estate assets “as if vacant” and any acquired intangible assets. Such intangible assets could include above- (or below-) market in-place leases and at-market in-place leases, which could include the opportunity costs associated with absorption period rentals, direct costs associated with obtaining new leases such as tenant improvements, leasing commissions and customer relationship assets. With regard to the elements of estimating the “as if vacant” values of the property and the intangible assets, including the absorption period, occupancy increases during the absorption period, tenant improvement amounts, and leasing commission percentages, the Company uses the same absorption period and occupancy assumptions for similar property types. Any remaining excess purchase price is then allocated to the tangible and intangible assets based on their relative fair values. The identifiable tangible and intangible assets are then subject to depreciation and amortization.
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

Revenue Recognition
The Company's primary source of revenue is derived by non-cancelable leases. When a lease is executed, the terms and conditions of the lease are assessed to determine the appropriate accounting classification. All of the Company's leases are classified as operating leases. Operating leases are recognized on the straight-line basis over the term of the related lease, including periods where a tenant is provided a rent concession. Operating expense recoveries, which includes reimbursements for building specific operating expenses, are recognized as revenue in the period in which the related expenses are incurred. The Company generally expects that collectibility is probable at lease commencement. If the assessment of collectibility changes after the lease commencement date and Rental income is not considered probable, Rental income is recognized on a cash basis and all previously recognized uncollectible Rental income is reversed in the period in which it is determined not to be probable of collection. In addition to the lease-specific collectibility assessment performed under Topic 842, the Company may also apply a general reserve ("provision for bad debt"), as a reduction to Rental income, for its portfolio of operating lease receivables.
The Company also recognizes certain revenue based on the guidance in Topic 606 and is based on the five-step model to account for revenue arising from contracts with customers. The Company's primary source of revenue associated with Topic 606 relates to parking revenue and management fee income.

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
As of December 31, 2019, $0.9 billion of the Company’s $1.4 billion of outstanding debt bore interest at fixed rates, excluding the Company’s interest rate swaps which convert a portion of the Unsecured Term Loan due 2024 from variable interest to a fixed interest rate.
The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			IMPACT ON EARNINGS AND CASH FLOW
Dollars in thousands	OUTSTANDING PRINCIPAL BALANCE as of Dec. 31, 2019	CALCULATED ANNUAL INTEREST	ASSUMING 10% INCREASE in market interest rates	ASSUMING 10% DECREASE in market interest rates
Variable Rate Debt
Unsecured Credit Facility	$293,000	$7,801	$(780)	$780
Unsecured Term Loan due 2024 [1]	200,000	6,540	(79)	79
Unsecured Term Loan due 2026 [2]	—	—	—	—
	$493,000	$14,341	$(859)	$859

1	As of December 31, 2019 the Company had interest rate swaps that fix the interest rate of $175.0 million of the Unsecured Term Loan due 2024.

2
As of December 31, 2019, there are no outstanding loans under the Unsecured Term Loan due 2026. This term loan has a delayed draw feature that allows the Company up to February 2020 to draw against the $150 million commitment.

		FAIR VALUE
Dollars in thousands	CARRYING VALUE as of Dec. 31, 2019 [2]	DEC. 31, 2019	ASSUMING 10% INCREASE in market interest rates	ASSUMING 10% DECREASE in market interest rates	DEC. 31, 2018 [1]
Fixed Rate Debt
Senior Notes due 2023	$248,540	$247,105	$244,136	$250,090	$239,377
Senior Notes due 2025	248,522	248,981	244,466	253,685	238,811
Senior Notes due 2028	295,651	306,783	300,269	313,649	294,662
Mortgage Notes Payable	129,343	130,895	129,752	132,060	142,474
	$922,056	$933,764	$918,623	$949,484	$915,324

1
Fair values as of December 31, 2018 represent fair values of obligations that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.

2
Balances are presented net of discounts and debt issuance costs and including premiums. The fair value presented is based on Level 2 inputs defined as model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

Item 8. Financial Statements and Supplementary Data

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 12, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for leases during the year ended December 31, 2019 due to the adoption of ASU No. 2016-02, Leases.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Adoption of ASC 842, Leases - Determination of Incremental Borrowing Rate for Ground Leases
As described in Note 1 to the Company's consolidated financial statements, the Company adopted ASU 2016-02, Leases (Topic 842) ("ASC 842") effective January 1, 2019 which resulted in the recognition of a right-of-use asset and related lease liability. The Company utilized a third-party to assist in determining its estimated incremental borrowing rate for ground leases. The terms of the Company’s ground leases range from 40 to 99 years. The incremental borrowing rates utilized were determined considering the general economic environment and factored in various financing and asset specific adjustments so that the discount rate is appropriate for the intended use of the underlying lease. Changes in management’s estimate of incremental borrowing rates could have a material impact on the right-of-use assets and the corresponding liabilities recorded at lease inception.
We identified the determination of the appropriate incremental borrowing rates for ground leases as a critical audit matter. The Company's ground leases typically include terms that extend beyond 40 years. Borrowing rates for instruments of this duration are not readily available to the Company. The Company utilized a third-party specialist to assist in the determination of the Company's incremental borrowing rates using the various terms of the ground leases. Auditing these incremental borrowing rates involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the degree of auditor judgment and the extent of specialized skills or knowledge needed.
The primary procedures we performed to address this critical audit matter included:

•
Utilizing professionals with specialized skills and knowledge to assist in: (i) evaluating the reasonableness of the methodology used to determine the appropriate discount rates that approximated the incremental borrowing rates for the underlying leased asset, (ii) performing sensitivity analyses to evaluate the impact of changes in the estimated incremental borrowing rates on the right-of-use assets and lease liabilities recorded, and (iii) evaluating the reasonableness of certain assumptions and inputs used to determine the incremental borrowing rates including the unsecured credit rating based on the Company's credit profile as compared to market data.

Asset Impairment - Identification of Triggering Events for Real Estate Properties
As described in Notes 1, 2 and 6 to the Company's consolidated financial statements, the Company recorded total real estate properties, net of accumulated depreciation and amortization of approximately $3.2 billion as of December 31, 2019. The Company assesses the potential for impairment of long-lived assets, including real estate properties, whenever events occur, or a change in circumstances, that indicate that the carrying value might not be fully recoverable ("triggering events"). A property value is impaired when management’s estimate of current and projected (undiscounted and unleveraged) operating cash flows of the property is less than the net carrying value of the property.
We identified management’s assessment of qualitative indicators of potential impairment triggering events for real estate properties as a critical audit matter. Qualitative indicators of impairment may include significant underperformance of an asset relative to historical or expected operating results, significant changes in the Company’s use of assets or the strategy for its overall business, plans to sell an asset before its depreciable life has ended, or negative economic or industry trends for the Company or its tenants. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the degree of auditor judgment and the extent of specialized knowledge needed.
The primary procedures we performed to address this critical audit matter included:

•
Assessing the reasonableness of management’s key assumptions and inputs, including certain qualitative factors such as acquisition dates of properties, terms of current leases, anticipated new leases and renewals of existing leases, potential sales of properties based on offers received, and market considerations such as closures of nearby hospitals, used to determine that no triggering events had occurred for properties and verifying that forecasted cash flows were sufficient such that no triggering event had occurred.

•	Testing the completeness and accuracy of the underlying real estate property data including validating the number of properties and certain financial results to the general ledger.

•
Reviewing internal documentation including Board of Director minutes, letters of intent for properties held for sale, and operation department communications for properties including those at or near breakeven, properties with lower occupancy and properties with leases expiring in the near term, to assess whether additional triggering factors were present.

Acquisitions of Real Estate Properties - Valuation of Land Acquired
As described in Notes 1 and 4 to the Company's consolidated financial statements, the Company acquired a total of $384.7 million of real estate properties during the year ended December 31, 2019, including a total land value of approximately $59.1 million. The current period acquisitions were accounted for as asset acquisitions which require the total purchase price to be allocated among land, buildings, tenant improvements, lease and other intangible assets, and personal property, as applicable, based on relative fair value. Management’s judgment is required in allocating the purchase price to tangible real estate assets, including land, “as if vacant” and any acquired intangible assets. Changes to the inputs and assumptions used by management to determine the relative fair value of land could have a material impact on the amount of the assets recorded.
We identified management’s determination of the relative fair value of land acquired in the Company’s asset acquisitions as a critical audit matter. Significant judgment is involved in making a determination of the estimated fair value of the land acquired in acquisitions of real estate properties including assessment of comparable transactions, intended use of property, proximity of comparable transactions to the acquired property, and other relevant information. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the degree of auditor judgment and the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:

•
Utilizing professionals with specialized skills and knowledge to assist in: (i) evaluating the reasonableness of the purchase price allocation methodology used by management for a sample of transactions to determine the relative fair value of the tangible and intangible assets acquired, and (ii) obtaining independent comparable sale transactions for land and evaluating the reasonableness of the market inputs and assumptions utilized by management.

•
Evaluating the appropriateness of the comparable transactions utilized by management by reviewing the underlying assumptions and inputs including location of land acquired and other relevant information.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

Nashville, Tennessee
February 12, 2020

Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	DECEMBER 31,
	2019	2018
Real estate properties
Land	$289,751	$230,206
Buildings, improvements and lease intangibles	3,986,326	3,675,415
Personal property	10,538	10,696
Construction in progress	48,731	33,107
Land held for development	24,647	24,647
Total real estate properties	4,359,993	3,974,071
Less accumulated depreciation	(1,121,102)	(1,015,174)
Total real estate properties, net	3,238,891	2,958,897
Cash and cash equivalents	657	8,381
Assets held for sale, net	37	9,272
Operating lease right-of-use assets	126,177	—
Financing lease right-of-use assets	12,667	—
Other assets, net	185,426	214,697
Total assets	$3,563,855	$3,191,247

LIABILITIES AND STOCKHOLDERS' EQUITY
	DECEMBER 31,
	2019	2018
Liabilities
Notes and bonds payable	$1,414,069	$1,345,984
Accounts payable and accrued liabilities	78,517	80,411
Liabilities of properties held for sale	145	587
Operating lease liabilities	91,574	—
Financing lease liabilities	18,037	—
Other liabilities	61,504	47,623
Total liabilities	1,663,846	1,474,605
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 300,000 shares authorized; 134,706 and 125,279 shares issued and outstanding at December 31, 2019 and 2018, respectively.	1,347	1,253
Additional paid-in capital	3,485,003	3,180,284
Accumulated other comprehensive loss	(6,175)	(902)
Cumulative net income attributable to common stockholders	1,127,304	1,088,119
Cumulative dividends	(2,707,470)	(2,552,112)
Total stockholders’ equity	1,900,009	1,716,642
Total liabilities and stockholders' equity	$3,563,855	$3,191,247
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
Amounts in thousands, except per share data

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Revenues
Rental income	$462,225	$442,397	$416,978
Other operating	8,073	7,992	7,759
	470,298	450,389	424,737
Expenses
Property operating	180,005	170,506	157,252
General and administrative	34,826	34,511	32,992
Acquisition and pursuit costs	1,742	738	2,180
Depreciation and amortization	177,859	164,201	142,472
Bad debt, net of recoveries	—	60	159
	394,432	370,016	335,055
Other income (expense)
Gain on sales of real estate assets	25,101	41,665	39,524
Interest expense	(55,435)	(52,804)	(56,402)
Loss on extinguishment of debt	—	—	(44,985)
Impairment of real estate assets	(5,617)	—	(5,385)
Interest and other income (expense), net	(730)	537	658
	(36,681)	(10,602)	(66,590)
Net income	$39,185	$69,771	$23,092

Basic earnings per common share	$0.29	$0.55	$0.18
Diluted earnings per common share	$0.29	$0.55	$0.18

Weighted average common shares outstanding - basic	128,000	123,292	117,926
Weighted average common shares outstanding - diluted	128,084	123,351	118,017
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Comprehensive Income
Amounts in thousands

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Net income	$39,185	$69,771	$23,092
Other comprehensive income (loss)
Interest rate swaps
Reclassification adjustment for losses included in net income (interest expense)	319	424	176
Losses arising during the period	(5,592)	(27)	(74)
	(5,273)	397	102
Comprehensive income	$33,912	$70,168	$23,194
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Equity
Amounts in thousands, except per share data

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2016	$—	$1,164	$2,917,914	$(1,401)	$995,256	$(2,259,519)	$1,653,414
Issuance of stock, net of costs	—	84	248,508	—	—	—	248,592
Common stock redemption	—	(1)	(3,017)	—	—	—	(3,018)
Share-based compensation	—	4	10,024	—	—	—	10,028
Net income	—	—	—	—	23,092	—	23,092
Gain on forward starting interest rate swaps	—	—	—	102	—	—	102
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(142,327)	(142,327)
Balance at December 31, 2017	—	1,251	3,173,429	(1,299)	1,018,348	(2,401,846)	1,789,883
Issuance of stock, net of costs	—	—	616	—	—	—	616
Common stock redemption	—	(1)	(4,449)	—	—	—	(4,450)
Share-based compensation	—	3	10,688	—	—	—	10,691
Net income	—	—	—	—	69,771	—	69,771
Gain on forward starting interest rate swaps	—	—	—	397	—	—	397
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(150,266)	(150,266)
Balance at December 31, 2018	—	1,253	3,180,284	(902)	1,088,119	(2,552,112)	1,716,642
Issuance of stock, net of costs	—	92	295,764	—	—	—	295,856
Common stock redemption	—	(1)	(3,317)	—	—	—	(3,318)
Share-based compensation	—	3	12,272	—	—	—	12,275
Net income	—	—	—	—	39,185	—	39,185
Loss on interest rate swaps	—	—	—	(5,273)	—	—	(5,273)
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(155,358)	(155,358)
Balance at December 31, 2019	$—	$1,347	$3,485,003	$(6,175)	$1,127,304	$(2,707,470)	$1,900,009
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
Amounts in thousands

OPERATING ACTIVITIES
	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Net income	$39,185	$69,771	$23,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,859	164,201	142,472
Other amortization	3,013	3,000	3,879
Share-based compensation	12,275	10,691	10,028
Amortization of straight-line rent receivable (lessor)	(3,000)	(4,281)	(6,072)
Amortization of straight-line rent on operating leases (lessee)	1,537	1,519	1,497
Gain on sales of real estate assets	(25,101)	(41,665)	(39,524)
Loss on extinguishment of debt	—	—	44,985
Impairment of real estate assets	5,617	—	5,385
Loss (income) from unconsolidated joint ventures	19	(4)	(7)
Distributions from unconsolidated joint ventures	381	182	—
Provision for bad debts, net	—	60	159
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(8,573)	(3,998)	(2,156)
Accounts payable and accrued liabilities	2,752	4,731	(7,307)
Other liabilities	7,174	4,148	3,335
Net cash provided by operating activities	213,138	208,355	179,766

INVESTING ACTIVITIES
Acquisitions of real estate	(380,274)	(104,312)	(274,668)
Development of real estate	(25,985)	(26,728)	(14,911)
Additional long-lived assets	(64,670)	(70,807)	(80,613)
Investment in unconsolidated joint ventures	—	—	(8,701)
Proceeds from sales of real estate assets	52,401	96,812	119,426
Proceeds from notes receivable repayments	—	8	19
Net cash used in investing activities	(418,528)	(105,027)	(259,448)

FINANCING ACTIVITIES
Net borrowings on unsecured credit facility	31,000	73,000	82,000
Borrowings on term loan	50,000	—	—
Borrowings of notes and bonds payable	—	—	297,459
Repayments of notes and bonds payable	(13,857)	(19,850)	(5,829)
Redemption of notes and bonds payable	—	—	(442,774)
Dividends paid	(155,358)	(150,266)	(142,327)
Net proceeds from issuance of common stock	295,946	611	248,554
Common stock redemptions	(5,097)	(4,532)	(1,686)
Debt issuance and assumption costs	(4,589)	(125)	(4,007)
Payments made on finance leases	(379)	—	—
Net cash provided by (used in) financing activities	197,666	(101,162)	31,390

(Decrease) increase in cash and cash equivalents	(7,724)	2,166	(48,292)
Cash and cash equivalents at beginning of period	8,381	6,215	54,507
Cash and cash equivalents at end of period	$657	$8,381	$6,215

Supplemental Cash Flow Information
Interest paid	$53,978	$45,752	$64,395
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$—	$7,995	$43,674
Invoices accrued for construction, tenant improvements and other capitalized costs	$17,294	$12,682	$8,303
Capitalized interest	$1,411	$951	$871
See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States of America. The Company had gross investments of approximately $4.4 billion in 204 real estate properties, construction in progress, the Memphis Redevelopment, land held for development and corporate property as of December 31, 2019. The Company’s 204 owned real estate properties are located in 25 states and total approximately 15.4 million square feet. The Company provided property management services to approximately 11.4 million square feet nationwide. Square footage and property count disclosures in these Notes to the Company's Consolidated Financial Statements are unaudited.

Principles of Consolidation
The Company’s Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, joint ventures, and partnerships where the Company controls the operating activities.
The Company's investments in its unconsolidated joint ventures are included in other assets and the related equity income is recognized within interest and other income (expense), net in other income (expense) on the Company's Consolidated Financial Statements. See Note 7 for additional information.
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

Real Estate Properties
Real estate properties are recorded at cost or at fair value if acquired in a transaction that is a business combination under Accounting Standards Codification Topic 805, Business Combinations. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property as applicable. The Company’s gross real estate assets, on a financial reporting basis, totaled approximately $4.4 billion as of December 31, 2019 and $4.0 billion as of December 31, 2018.
During 2019 and 2018, the Company eliminated against accumulated depreciation approximately $17.2 million and $9.9 million, respectively, of fully amortized real estate intangibles that were initially recorded as a component of certain real estate acquisitions. Also during 2019 and 2018, approximately $1.3 million and $0.5 million of fully depreciated tenant and capital improvements that were no longer in service were eliminated against accumulated depreciation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Depreciation expense of real estate properties for the three years ended December 31, 2019, 2018 and 2017 was $152.6 million, $143.8 million and $129.4 million, respectively. Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2019, is provided for on a straight-line basis over the asset’s estimated useful life:

Land improvements	3.0 to 39.0 years
Buildings and improvements	3.3 to 39.0 years
Lease intangibles (including ground lease intangibles)	2.1 to 99.0 years
Personal property	2.8 to 20.0 years

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

Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company’s investment in seven parcels of land held for development located adjacent to certain of the Company's existing medical office buildings in Texas, Iowa, Tennessee and Colorado totaled approximately $24.6 million as of December 31, 2019 and December 31, 2018.

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

Acquisitions of Real Estate Properties with In-Place Leases
The Company's acquisitions of real estate properties typically do not meet the definition of a business and are accounted for as asset acquisitions. Acquisitions of real estate properties with in-place leases are accounted for at relative fair value. When a building with in-place leases is acquired, the cost of the acquisition must be allocated between the tangible real estate assets "as-if-vacant" and the intangible real estate assets related to in-place leases based on their estimated fair values. Land fair value is estimated by using an assessment of comparable transactions and other relevant data. The values related to above- or below-market in-place lease intangibles are amortized over the remaining term of the leases upon acquisition to rental income where the Company is the lessor and to property operating expense where the Company is the lessee.
The Company considers whether any of the in-place lease rental rates are above- or below-market. An asset (if the actual rental rate is above-market) or a liability (if the actual rental rate is below-market) is calculated and recorded in an amount equal to the present value of the future cash flows that represent the difference between the actual lease rate and the estimated market rate. If an in-place lease is identified as a below-market rental rate, the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Company would also evaluate any renewal options associated with that lease to determine if the intangible should include those periods.
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

Fair Value of Derivative Financial Instruments
Derivative financial instruments are recorded at fair value on the Company's Consolidated Balance Sheets as other assets or other liabilities. The valuation of derivative instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair values of derivatives are estimated by pricing models that consider the forward yield curves and discount rates. The fair value of the Company's forward starting interest rate swap contracts are estimated by pricing models that consider foreign trade rates and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss). Gains and losses are reclassified

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

from accumulated other comprehensive income (loss) into earnings once the underlying hedged transaction is recognized in earnings. As of December 31, 2019 and 2018, the Company had $6.2 million and $0.9 million, respectively, recorded in accumulated other comprehensive loss related to forward starting interest rate swaps entered into and settled during 2015 and a hedge of the Company's variable rate debt. See Note 10 for additional information.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash includes cash held in escrow in connection with proceeds from the sales of certain real estate properties. The Company did not have any restricted cash for the year ended December 31, 2019. The Company had restricted cash during the year ended December 31, 2018, however it was reinvested for real estate acquisitions prior to the ending balance sheet date.

Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment only when impairment indicators are present.
Identifiable intangible assets of the Company are comprised of enterprise goodwill, in-place lease intangible assets, customer relationship intangible assets, and debt issuance costs. In-place lease and customer relationship intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Debt issuance costs are amortized over the term of the debt instrument on the effective interest method or the straight-line method when the effective interest method is not applicable. Goodwill is not amortized but is evaluated annually as of December 31 for impairment. Both the 2019 and 2018 impairment evaluations indicated that no impairment had occurred with respect to the $3.5 million goodwill asset. See Note 8 for more detail on the Company’s intangible assets.

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

Share-Based Compensation
The Company has various employee and director share-based awards outstanding. These awards include non-vested common stock and options to purchase common stock granted to employees pursuant to the 2015 Stock Incentive Plan and its predecessor plans (the “2015 Incentive Plan”) and the 2000 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Company recognizes share-based payments to employees and directors in the Consolidated Statements of Income on a straight-line basis over the requisite service period based on the fair value of the award on the measurement date. See Note 12 for details on the Company’s share-based awards.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Accumulated Other Comprehensive Income (Loss)
Certain items must be included in comprehensive income, including items such as foreign currency translation adjustments, minimum pension liability adjustments, derivative instruments and unrealized gains or losses on available-for-sale securities. As of December 31, 2019, the Company’s accumulated other comprehensive income (loss) consists of the loss for changes in the fair value of active derivatives designated as cash flow hedges and the loss on the unamortized settlement of four forward starting swaps. See Note 10 for more details on the Company's derivative financial instruments.

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
Revenue that is accounted for under Topic 606 is segregated on the Company’s Consolidated Statements of Income in the Other operating line item. This line item includes parking income, property lease guaranty income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	YEAR ENDED DECEMBER 31,
In thousands	2019	2018	2017
Type of Revenue
Parking income	$7,520	$6,930	$6,611
Property lease guaranty income	128	675	726
Management fee income	270	273	308
Miscellaneous	155	114	114
	$8,073	$7,992	$7,759

The Company’s three major types of revenue that are accounted for under Topic 606 that are listed above are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time and the Company recognizes revenue monthly based on this principle.
One of the Company’s owned real estate properties as of December 31, 2018 and 2017 respectively, was covered under property operating agreements between the Company and a sponsoring health system, which contractually obligate the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. The agreement expired February 28, 2019. If the minimum return was not achieved through normal operations of the property, the Company calculated and accrued to property lease guaranty revenue, each quarter, any shortfalls due from the sponsoring health systems under the terms of the property operating agreement.
Management fee income for property management services provided to third parties are generally calculated, accrued and billed monthly based on a percentage of cash collections of tenant receivables for the month or a stated amount per square foot. Internal management fee income, where the Company manages its owned properties, is eliminated in consolidation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

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

	YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2019	2018	2017
Property operating income	$415,142	$390,256	$358,009
Single-tenant net lease	44,083	47,860	52,897
Straight-line rent	3,000	4,281	6,072
Rental income	$462,225	$442,397	$416,978

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
The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expenses. No such amounts were recognized during the three years ended December 31, 2019.
Federal tax returns for the years 2016, 2017, 2018 and 2019 are currently subject to examination by taxing authorities.

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

Earnings per Share
The Company uses the two-class method of computing net earnings per common share. Earnings per common share is calculated by considering share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents as participating securities. Undistributed earnings (excess net income over dividend payments) are allocated on a pro rata basis to common shareholders and restricted shareholders. Undistributed losses (dividends in excess of net income) do not get allocated to restricted stockholders as they do not have the contractual obligation to share in losses. The amount of undistributed losses that applies to the restricted stockholders is allocated to the common stockholders.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

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

New Accounting Pronouncements
Accounting Standards Update No. 2016-02, No. 2018-01 and No. 2018-11
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases." In January 2018, the FASB issued ASU 2018-01, "Leases - Land Easement Practical Expedient for Transition to Topic 842," in July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11, "Leases - Targeted Improvements," and in December 2018, the FASB issued ASU 2018-20, “Narrow-Scope Improvements for Lessors.” These accounting standard updates are collectively referred to as "Topic 842."
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
For lessees, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The Company's ground leases executed or assumed prior to the adoption of Topic 842 continue to be accounted for as operating leases and will not result in a materially different ground lease expense. However, each ground lease executed by the Company after the adoption of Topic 842 will be evaluated to determine if it is an operating or finance lease. If the lease is to be accounted for as a finance lease, ground lease expense would be accounted for using the effective interest method instead of the straight-line method over the term of the lease, which would result in higher ground lease expense in the earlier years of a ground lease when compared to the straight-line method. Leases in which the Company is the lessee are primarily ground leases, but also includes management office leases in third party buildings and certain copier and postage machine leases. The terms of the ground leases generally range from 40 to 99 years with a weighted average remaining lease term remaining of 52.1 years, excluding renewal options. The Company's discount rates, which approximates the Company's incremental borrowing rate, ranged from 3.8% for leases expiring in 2021 to 6.2% for leases expiring in 2115. The Company utilized a third party to assist in determining the discount rates for its ground leases. The discount rates consider the general economic environment and factor in various financing and asset specific adjustments so that the discount rate is appropriate for the intended use of the underlying lease. As of January 1, 2019, the Company recognized the present value of its lease payments and a corresponding lease liability of $91.7 million. In addition, the Company reclassified $45.0 million of prepaid ground leases and below-market lease intangibles from the Other assets line item, $1.9 million of above-market lease intangibles from the Other liabilities line and $8.4 million of straight-line rent from the Accounts payable and accrued liabilities line item to the Operating lease right-of-use assets line item on the Consolidated Balance Sheet.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

lessor practical expedient allowing the Company to not separate these components when certain conditions are met. The combined component is accounted for under Topic 842.
The adoption of Topic 842, where the Company is the lessor, did not have a material impact on the Company's Consolidated Financial Statements for the twelve months ended months ended December 31, 2019.
The new standard was effective for the Company on January 1, 2019. Topic 842 provides two transition alternatives. The Company elected the prospective optional transition method available to apply Topic 842 in the year of adoption and the guidance in Accounting Standards Codification Topic 840 in the comparative periods. Topic 842 includes extensive quantitative and qualitative disclosures as compared to Topic 840, Leases, for both lessees and lessors. See Note 3 to the Company's Consolidated Financial Statements for additional disclosures.

Accounting Standards Update No. 2016-13
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This update is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. This update requires that financial statement assets measured at an amortized cost and certain other financial instruments be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. This standard is effective for annual and interim periods beginning after December 15, 2019 with early adoption permitted. Operating lease receivables, representing the majority of the Company's receivables, are not within the scope of the new standard. The Company adopted this standard as of January 1, 2020. There was a not material impact to the Consolidated Financial Statements from the adoption of this standard.

Accounting Standards Update No. 2017-04
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." This update eliminates Step 2 of the goodwill impairment test. As such, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value. This standard is effective for the Company for annual and interim periods beginning after December 15, 2019. The Company adopted this standard as of January 1, 2020. There was not a material impact to the Consolidated Financial Statements from the adoption of this standard.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

2. Property Investments
The Company invests in healthcare-related properties located throughout the United States. The Company provides management, leasing, development and redevelopment services, and capital for the construction of new facilities as well as for the acquisition of existing properties. The following table summarizes the Company’s investments at December 31, 2019.

Dollars in thousands	NUMBER OF PROPERTIES	LAND	BUILDINGS, IMPROVEMENTS, AND LEASE INTANGIBLES	PERSONAL PROPERTY	TOTAL	ACCUMULATED DEPRECIATION
Seattle, WA	25	$58,565	$532,767	$421	$591,753	$(88,890)
Dallas, TX	25	19,194	496,683	442	516,319	(181,556)
Los Angeles, CA	14	44,386	205,829	347	250,562	(95,979)
Atlanta, GA	9	3,679	212,509	84	216,272	(20,040)
Nashville, TN	6	20,053	180,463	1,109	201,625	(64,038)
Charlotte, NC	16	4,200	176,261	105	180,566	(67,040)
Denver, CO	9	16,514	134,004	271	150,789	(25,265)
Washington, D.C.	6	—	150,304	21	150,325	(25,097)
Richmond, VA	7	—	149,132	106	149,238	(44,204)
Houston, TX	9	16,211	132,013	78	148,302	(44,229)
Honolulu, HI	3	8,327	135,641	159	144,127	(39,165)
Des Moines, IA	7	12,665	126,401	99	139,165	(34,725)
Oklahoma City, OK	4	10,401	115,706	15	126,122	(19,351)
Indianapolis, IN	4	3,299	118,847	—	122,146	(26,082)
San Francisco, CA	3	14,054	107,396	43	121,493	(20,906)
Springfield, MO	1	1,989	109,304	—	111,293	(17,740)
Austin, TX	5	14,236	92,809	123	107,168	(24,048)
Memphis, TN	7	5,241	92,508	194	97,943	(37,582)
San Antonio, TX	6	6,487	88,583	404	95,474	(40,573)
Chicago, IL	3	5,859	87,588	211	93,658	(23,540)
Minneapolis, MN	4	2,090	62,359	—	64,449	(10,486)
Other (16 markets)	31	17,079	475,409	806	493,294	(165,159)
	204	284,529	3,982,516	5,038	4,272,083	(1,115,695)

Construction in progress	—	—	48,731	—	48,731	—
Land held for development	—	24,647	—	—	24,647	(671)
Memphis Redevelopment	—	5,222	3,810	—	9,032	(50)
Corporate property	—	—	—	5,500	5,500	(4,686)
Total real estate investments	204	$314,398	$4,035,057	$10,538	$4,359,993	$(1,121,102)

3. Leases
Lessor Accounting Under ASC 842
The Company’s properties generally are leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2035. Some leases provide for fixed rent renewal terms in addition to market rent renewal terms. Some leases provide the lessee, during the term of the lease, with an option or right of first refusal to purchase the leased property. The Company’s portfolio of single-tenant net leases generally requires the lessee to pay minimum rent and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property. The Company records these expenses on a net basis, with the exception of property taxes. Property taxes are recorded on a gross basis as a lessor cost in which the tenant reimburses the Company. The Company generally expects that collectibility is probable at lease commencement. If the assessment of collectibility changes after the lease commencement date and Rental income is not considered probable, Rental income is recognized on a cash basis and all previously recognized uncollectible Rental income is reversed in the period in which the it is

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

determined not to be probable of collection. In addition to the lease-specific collectibility assessment performed under Topic 842, the Company may also apply a general reserve ("provision for bad debt"), as a reduction to Rental income, for its portfolio of operating lease receivables.
The Company's leases typically have escalators that are either based on a stated percentage or an index such as CPI (consumer price index). In addition, most of the Company's leases include nonlease components such as reimbursement of operating expenses as additional rent or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the twelve months ended December 31, 2019 was $462.2 million.
Future minimum lease payments under the non-cancelable operating leases, excluding any reimbursements, as of December 31, 2019 are as follows:

In thousands
2020	$360,340
2021	315,426
2022	275,798
2023	233,424
2024	177,738
2025 and thereafter	501,849
$1,864,575

Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. The Company did not have any customers that account for 10% or more of the Company's revenues for the years ended December 31, 2019, 2018 and 2017.

Purchase Option Provisions
Certain of the Company’s leases include purchase option provisions. The provisions vary by agreement but generally allow the lessee to purchase the property covered by the agreement at fair market value or an amount equal to the Company’s gross investment. The Company expects that the purchase price from its purchase options will be greater than its net investment in the properties at the time of potential exercise by the lessee. The Company had investments of approximately $96.0 million in four real estate properties as of December 31, 2019 that were subject to purchase options that were exercisable.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Future minimum lease payments under the non-cancelable operating leases, excluding any reimbursements, as of December 31, 2018 were as follows:

In thousands
2019	$326,441
2020	279,211
2021	235,660
2022	201,072
2023	163,978
2024 and thereafter	476,673
$1,683,035

Lessee Accounting Under ASC 842
As of December 31, 2019, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of December 31, 2019, the Company had 108 properties totaling 8.9 million square feet that were held under ground leases. Some of the ground leases renewal terms are based on fixed rent renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2117. Any rental increases related to the Company’s ground leases are generally either stated or based on the Consumer Price Index. The Company had 46 prepaid ground leases as of December 31, 2019. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.6 million for the twelve months ended December 31, 2019, 2018 and 2017 respectively.
The Company’s future lease payments (primarily for its 62 non-prepaid ground leases) as of December 31, 2019 were as follows:

In thousands	OPERATING	FINANCING
2020	$4,814	$746
2021	4,844	754
2022	4,875	763
2023	4,913	774
2024	4,969	795
2025 and thereafter	307,665	83,404
Total undiscounted lease payments	332,080	87,236
Discount	(240,506)	(69,199)
Lease liabilities	$91,574	$18,037

Lessee Accounting Under ASC 840
As of December 31, 2018, the Company was obligated under operating lease agreements consisting primarily of the Company’s ground leases. At December 31, 2018 the Company had 107 properties totaling 8.8 million square feet that were held under ground leases with a remaining weighted average term of 53.9 years, excluding renewal options. These ground leases typically have initial terms of 50 to 75 years with one or more renewal options extending the terms to 75 to 100 years, with expiration dates through 2117. Any rental increases related to the Company’s ground leases are generally either stated or based on the Consumer Price Index.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The Company’s future minimum lease payments (primarily for its 60 non-prepaid ground leases) as of December 31, 2018 were as follows:

In thousands
2019	$5,288
2020	5,260
2021	5,238
2022	5,207
2023	5,224
2024 and thereafter	323,533
$349,750

The following table provides details of the Company's total lease expense for the year ended December 31, 2019:

In thousands	YEAR ENDED Dec. 31, 2019
Operating lease cost
Operating lease expense	$4,623
Variable lease expense	3,161

Finance lease cost
Amortization of right-of-use assets	165
Interest on lease liabilities	616
Total lease expense	$8,565

Other information
Operating cash flows outflows related to operating leases	$6,972
Financing cash flows outflows related to financing leases	$379
Right-of-use assets obtained in exchange for new finance lease liabilities	$17,800

Weighted-average remaining lease term (excluding renewal options) - operating leases	49.5
Weighted-average remaining lease term (excluding renewal options) -finance leases	65.2
Weighted-average discount rate - operating leases	5.7%
Weighted-average discount rate - finance leases	5.4%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

4. Acquisitions, Dispositions and Mortgage Repayments
2019 Acquisitions
The following table details the Company's acquisitions for the year ended December 31, 2019:

Dollars in millions	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [2]	REAL ESTATE	OTHER [3]	SQUARE FOOTAGE unaudited
Washington, D.C. [4]	MOB	3/28/19	$46.0	$45.9	$50.2	$(4.3)	158,338
Indianapolis, IN [5]	MOB	3/28/19	47.0	44.8	43.7	1.1	143,499
Atlanta, GA	MOB	4/2/19	28.0	28.0	28.0	—	47,963
Dallas, TX	MOB	6/10/19	17.0	16.7	17.0	(0.3)	89,990
Seattle, WA	MOB	6/11/19	7.7	7.8	7.8	—	29,870
Seattle, WA	MOB	6/14/19	19.0	19.1	19.5	(0.4)	47,255
Seattle, WA	MOB	6/28/19	30.5	30.4	30.6	(0.2)	78,288
Houston, TX	MOB	8/1/19	13.5	13.5	13.5	—	29,903
Oklahoma City, OK	MOB	9/26/19	4.1	4.1	4.1	—	28,542
Los Angeles, CA [6]	MOB	9/30/19	61.1	60.9	61.8	(0.9)	115,634
Raleigh, NC	MOB	10/31/19	21.6	22.0	21.7	0.3	57,730
Dallas, TX [7]	MOB	10/31/19	20.1	19.5	20.2	(0.7)	48,192
Seattle, WA	MOB	11/18/19	22.8	23.1	23.2	(0.1)	36,350
Seattle, WA	MOB	12/10/19	24.2	24.5	24.6	(0.1)	44,166
Memphis, TN	MOB	12/13/19	8.7	8.9	8.9	—	110,883
Seattle, WA	MOB	12/18/19	10.0	9.3	9.9	(0.6)	20,109
			$381.3	$378.5	$384.7	$(6.2)	1,086,712

1	MOB = medical office building.

2	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

3	Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.

4
Includes two properties. The Company assumed two ground leases in connection with this acquisition that are classified as financing leases. The present value of future lease payments totaling $14.3 million was recorded on the Company's Consolidated Balance Sheets under the caption Finance lease liabilities. In addition, the right-of-use assets were partially offset by $5.2 million of above-market lease intangibles included in Other.

5
The Company assumed a prepaid ground lease totaling $0.8 million and recorded a below-market lease intangible totaling $0.9 million in connection with this acquisition that is classified as an operating lease that is included in Other.

6	Includes two properties.

7
The Company assumed a ground lease in connection with this acquisition that is classified as a financing lease. The present value of future lease payments totaling $3.6 million was recorded on the Company's Consolidated Balance Sheets under the caption Finance lease liabilities.

The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2019 as of the acquisition date:

	ESTIMATED FAIR VALUE in millions	ESTIMATED USEFUL LIFE in years
Building	$270.7	8.0 - 37.0
Land	59.1	—
Land Improvements	4.2	3.0 - 12.0

Intangibles
At-market lease intangibles	50.7	3.3 - 9.2
Above-market lease intangibles (lessor)	0.7	2.4 - 9.9
Below-market lease intangibles (lessor)	(0.7)	1.2 - 8.6
Above-market lease intangibles (lessee)	(5.1)	69.1 - 72.3
Below-market lease intangibles (lessee)	0.9	65.1

Other assets acquired	2.3
Accounts payable, accrued liabilities and other liabilities assumed	(4.3)
Total cash paid	$378.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Subsequent Acquisition
On January 3, 2020, the Company acquired an 86,986 square foot medical office building in Los Angeles, California for a purchase price of $42.0 million.

2018 Real Estate Acquisitions
The following table details the Company's acquisitions for the year ended December 31, 2018:

Dollars in millions	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	MORTGAGE NOTES PAYABLE ASSUMED [2]	CASH CONSIDERATION [3]	REAL ESTATE	OTHER [4]	SQUARE FOOTAGE unaudited
Seattle, WA	MOB	5/4/18	$7.8	$—	$7.8	$7.8	$—	13,314
Denver, CO [5]	MOB	5/18/18	12.1	(8.0)	3.8	12.1	(0.2)	93,992
Denver, CO [5]	OFC	5/18/18	12.9	—	12.8	13.0	(0.2)	93,869
Oklahoma City, OK	MOB	5/21/18	11.4	—	11.4	11.5	(0.1)	82,647
Seattle, WA	MOB	6/29/18	26.2	—	26.2	26.7	(0.5)	86,942
Denver, CO	MOB	8/24/18	4.1	—	4.2	4.2	—	17,084
Nashville, TN	OFC	12/4/18	31.9	—	32.0	32.0	—	108,691
Chicago, IL [6]	MOB	12/19/18	5.1	—	4.9	5.1	(0.2)	14,883
			$111.5	$(8.0)	$103.1	$112.4	$(1.2)	511,422

1	MOB = medical office building; OFC = office

2	The mortgage note payable assumed in the acquisition does not reflect the fair value premium totaling $0.1 million recorded by the Company upon acquisition (included in Other).

3	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

4	Includes other assets acquired, liabilities assumed, intangibles recognized at acquisition and fair value adjustments on debt assumed.

5	The mortgage note payable assumed at acquisition encumbers both buildings.

6	The Company acquired an additional suite in a previously acquired medical office building.

The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2018 as of the acquisition date:

	ESTIMATED FAIR VALUE in millions	ESTIMATED USEFUL LIFE in years
Building	$64.0	20.0 - 30.0
Land	31.4	—
Land Improvements	2.7	5.0 - 13.5

Intangibles
At-market lease intangibles (lessor)	14.3	1.3 - 4.2
Below-market lease intangibles (lessor)	(0.1)	3.8

Mortgage notes payable assumed, including fair value adjustments	(8.0)
Other assets acquired	0.2
Accounts payable, accrued liabilities and other liabilities assumed	(1.4)
Total cash paid	$103.1

Non-monetary Exchange
On June 29, 2018, the Company completed the swap of a non-revenue producing garage that was built by the Company in 2012 located in Denver, Colorado for 20.5 acres of land adjacent to the CommonSpirit Health's St. Anthony Hospital campus. A portion of this land, approximately 4.6 acres, has been allocated to an existing medical office building that was developed by the Company in 2017. This building is located on land previously ground leased

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

from the hospital. The remaining land has been recorded in land held for development. The land acquired was appraised for $5.8 million. The Company had a net investment of $3.9 million in the parking garage and recognized a gain of $1.9 million in connection with this transaction.

2019 Real Estate Asset Dispositions
The following table details the Company's dispositions for the year ended December 31, 2019:

Dollars in millions	TYPE [1]	DATE DISPOSED	SALES PRICE	CLOSING ADJUSTMENTS	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER including receivables [2]	GAIN/ (IMPAIRMENT)	SQUARE FOOTAGE unaudited
Tucson, AZ [3]	MOB	4/9/19	$13.0	$(0.9)	$12.1	$6.9	$0.4	$4.8	67,345
Virginia Beach, VA [4]	MOB	8/1/19	1.3	(0.1)	1.2	1.2	—	—	10,000
San Antonio, TX	MOB	8/28/19	0.9	(0.1)	0.8	0.6	—	0.2	10,138
Erie, PA	IRF	10/25/19	14.0	—	14.0	1.3	—	12.7	90,123
New Orleans, LA [5]	MOB	11/25/19	3.7	(0.2)	3.5	1.2	0.2	2.1	136,155
Kingsport, TN	SNF	11/27/19	9.5	(0.3)	9.2	5.0	1.3	2.9	75,000
Pittsburgh, PA [6]	IRF	12/18/19	3.8	(0.3)	3.5	3.5	—	—	78,731
Dallas, TX [5]	MOB	12/30/19	8.7	(0.6)	8.1	6.1	(0.4)	2.4	69,558
			$54.9	$(2.5)	$52.4	$25.8	$1.5	$25.1	537,050

1	MOB = medical office building; IRF = inpatient rehabilitation facility; SNF = skilled nursing facility

2	Includes straight-line rent receivables, leasing commissions and lease inducements.

3	Includes four properties sold to a single purchaser.

4	The Company reclassified this property to held for sale during the second quarter of 2019 and recorded an impairment charge of $0.4 million based on the sales price less estimated costs to sell.

5	Includes two properties.

6
The Company reclassified this property to held for sale during the first quarter of 2017 and subsequently in the second quarter of 2019, the Company accepted an offer to purchase and recorded an impairment charge of $5.2 million.

2018 Real Estate Asset Dispositions
The following table details the Company's dispositions for the year ended December 31, 2018:

Dollars in millions	TYPE [1]	DATE DISPOSED	SALES PRICE	CLOSING ADJUSTMENTS	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER including receivables [3]	GAIN/ (IMPAIRMENT)	SQUARE FOOTAGE unaudited
Roanoke, VA [2,4]	MOB, OFC	4/26/18	$46.2	$—	$46.2	$23.9	$—	$22.3	460,881
Michigan [5]	SNF	6/27/18	9.5	(0.7)	8.8	3.4	—	5.4	121,672
St. Louis, MO	MOB	8/30/18	9.8	(0.5)	9.3	7.5	0.5	1.3	70,893
Denver, CO	IRF	12/20/18	16.9	(0.3)	16.6	9.2	1.4	6.0	34,068
Cleveland, TN	MOB	12/21/18	13.3	(0.2)	13.1	8.6	0.4	4.1	81,382
Tucson, AZ	MOB	12/27/18	3.0	(0.2)	2.8	1.9	0.2	0.7	37,310
			$98.7	$(1.9)	$96.8	$54.5	$2.5	$39.8	806,206

1	MOB = medical office building; IRF = inpatient rehabilitation facility; OFC = office; SNF = skilled nursing facility

2	Previously classified as held for sale.

3	Includes straight-line rent receivables, leasing commissions and lease inducements.

4	Includes seven properties and comprised of five single-tenant net lease buildings and two multi-tenant buildings. These buildings were sold pursuant to the exercise of a fixed-price purchase option.

5	Includes five skilled nursing facilities. Sales price includes $0.5 million of forfeited earnest money from a prior terminated transaction.

5. Held for Sale
Assets and liabilities of properties sold or classified as held for sale are separately identified on the Company’s Consolidated Balance Sheets. As of December 31, 2019 the Company had no properties classified as held for sale, and as of December 31, 2018, the Company had one property classified as held for sale.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The table below reflects the assets and liabilities of the properties classified as held for sale as of December 31, 2019 and 2018.

	DECEMBER 31,
Dollars in thousands	2019	2018
Balance Sheet data
Land	$—	$1,125
Buildings, improvements and lease intangibles	—	18,231
	—	19,356
Accumulated depreciation	—	(10,657)
Real estate assets held for sale, net	—	8,699
Other assets, net	37	573
Assets held for sale, net	$37	$9,272
Accounts payable and accrued liabilities	$37	$450
Other liabilities	108	137
Liabilities of properties held for sale	$145	$587

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
The Company recorded impairment charges on properties sold or classified as held for sale for the years ended December 31, 2019 and 2017 totaling $5.6 million and $5.4 million, respectively. The Company did not record any impairment charges in 2018. Both level 1 and level 3 fair value techniques were used to derive these impairment charges.

7. Other Assets
Other assets consist primarily of straight-line rent receivables, additional long-lived assets, prepaids, intangible assets, debt issuance costs and accounts receivable. Items included in "Other assets, net" on the Company’s Consolidated Balance Sheets as of December 31, 2019 and 2018 are detailed in the table below:

	DECEMBER 31,
Dollars in millions	2019	2018
Straight-line rent receivables	$70.5	$69.5
Prepaid assets	44.3	66.2
Additional long-lived assets, net	22.7	23.5
Accounts receivable, net	13.0	9.7
Ground lease modification, net	9.4	9.9
Equity investments in joint ventures	8.1	8.5
Debt issuance costs, net [1]	5.0	2.2
Project costs	4.6	2.2
Goodwill	3.5	3.5
Customer relationship intangible assets, net	2.5	1.7
Above-market intangible assets, net [2]	1.2	16.8
Interest rate swap assets	—	0.2
Other	0.6	0.8
	$185.4	$214.7

1	Includes debt issuance costs related to the Company's Unsecured Credit Facility and Unsecured Term Loan due 2026.

2
Includes below-market ground lease intangibles as of December 31, 2018. These intangibles were reclassified to Operating right-of-use assets on the Company's Consolidated Balance Sheets as of December 31, 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Unconsolidated Joint Ventures
The Company owns a non-managing membership interest in two limited liability companies, or LLCs, that own two parking garages in Atlanta, Georgia which is included in the equity investments in the joint ventures line in the table above. The parking garage interests were purchased in connection with three buildings that were acquired in the fourth quarter of 2017. The Company's investment in and income (loss) recognized for the years ended December 31, 2019 and 2018 related to its LLCs accounted for under the equity method are shown in the table below:

	DECEMBER 31,
Dollars in millions	2019	2018
Net LLC investments, beginning of period	$8.5	$8.7
Equity income (loss) recognized during the period	—	—
Owner distributions	(0.4)	(0.2)
Net LLC investments, end of period	$8.1	$8.5

8. Intangible Assets and Liabilities
The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including goodwill, debt issuance costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. The Company’s intangible assets and liabilities as of December 31, 2019 and 2018 consisted of the following:

	GROSS BALANCE at December 31,		ACCUMULATED AMORTIZATION at December 31,		WEIGHTED AVG. REMAINING LIFE in years	BALANCE SHEET CLASSIFICATION
Dollars in millions	2019	2018	2019	2018
Goodwill	$3.5	$3.5	$—	$—	N/A	Other assets, net
Credit facility debt issuance costs	5.8	5.4	0.8	3.2	3.8	Other assets, net
Above-market lease intangibles (lessor)	4.0	4.5	2.8	3.3	3.9	Other assets, net
Customer relationship intangibles (lessor)	4.1	2.7	1.6	1.0	43.1	Other assets, net
Below-market lease intangibles	(7.3)	(7.3)	(4.0)	(4.0)	6.7	Other liabilities
Debt issuance costs [1]	9.2	9.3	3.5	2.8	5.8	Notes and bonds payable
At-market lease intangibles	147.9	114.4	59.8	52.0	5.4	Real estate properties
Above-market lease intangibles (lessee)	(7.2)	(2.0)	(0.2)	(0.1)	75.5	Right-of-use asset
Below-market lease intangibles (lessee)	18.8	17.8	2.5	2.2	63.0	Right-of-use asset
	$178.8	$148.3	$66.8	$60.4	16.6

1	Includes debt issuance costs related to the Company's Unsecured Senior Notes payable, Unsecured Term Loan due 2024, and mortgage notes payable.

For the years ended December 31, 2019 and 2018, the Company recognized approximately $28.0 million and $23.2 million of intangible amortization expense, respectively.
The following table represents expected amortization over the next five years of the Company’s intangible assets and liabilities in place as of December 31, 2019:

Dollars in millions	FUTURE AMORTIZATION OF INTANGIBLES, NET
2019	$24.1
2020	19.1
2021	16.0
2022	11.2
2023	7.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

9. Notes and Bonds Payable

	DECEMBER 31,		MATURITY DATES	CONTRACTUAL INTEREST RATES	PRINCIPAL PAYMENTS	INTEREST PAYMENTS
Dollars in thousands	2019	2018
Unsecured Credit Facility	$293,000	$262,000	5/23	LIBOR + .90%	At maturity	Monthly
Unsecured Term Loan due 2024 [1]	199,013	149,183	5/24	LIBOR + 1.00%	At maturity	Monthly
Unsecured Term Loan due 2026 [2]	—	—	6/26	LIBOR + 1.60%	At maturity	Monthly
Senior Notes due 2023 [1]	248,540	248,117	4/23	3.75%	At maturity	Semi-Annual
Senior Notes due 2025 [1]	248,522	248,278	5/25	3.88%	At maturity	Semi-Annual
Senior Notes due 2028 [1]	295,651	295,198	1/28	3.63%	At maturity	Semi-Annual
Mortgage notes payable [3]	129,343	143,208	7/20-5/40	3.31%-6.88%	Monthly	Monthly
	$1,414,069	$1,345,984

1	Balances are shown net of discounts and unamortized issuance costs.

2
As of December 31, 2019, there are no outstanding loans under the Unsecured Term Loan 2026. This term loan has a delayed draw feature that allows the Company up to February 2020 to draw against the $150 million commitments.

3	Balances are shown net of discounts and unamortized issuance costs and include premiums.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2019, the Company was in compliance with its financial covenant provisions under its various debt instruments.

Unsecured Credit Facility
On October 14, 2011, the Company entered into a $700.0 million unsecured credit facility with a syndicate of lenders. On May 31, 2019, the Company entered into an amended and restated Unsecured Credit Facility to extend the maturity date to May 2023. The credit facility agreement provides the Company with two six-month extension options that could extend the maturity date to May 2024. Each option is subject to an extension fee of 0.0625% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate, which depends on the Company's credit ratings, ranges from 0.775% to 1.45% (0.90% as of December 31, 2019). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.125% to 0.30% (0.20% as of December 31, 2019). In connection with the amendment, the Company paid up-front fees to the lenders of approximately $3.5 million, which will be amortized over the term of the facility. As of December 31, 2019, the Company had $293.0 million outstanding under the Unsecured Credit Facility with an effective interest rate of approximately 2.66% and had a remaining borrowing capacity of approximately $407.0 million.

Unsecured Term Loan due 2024
In February 2014, the Company entered into a $200.0 million unsecured term loan with a syndicate of nine lenders. On July 5, 2016, the Company repaid $50.0 million of the outstanding principal. On May 31, 2019, the Company entered into an amendment to the unsecured term loan due 2022 with a syndicate of nine lenders to extend the maturity date to May 2024 and to increase the loan amount from $150.0 million to $200 million. The Unsecured Term Loan due 2024 bears interest at a rate equal to (x) LIBOR plus (y) a margin ranging from 0.85% to 1.65% (1.00% as of December 31, 2019) based upon the Company's unsecured debt ratings. Payments under the Unsecured Term Loan due 2024 are interest only, with the full amount of the principal due at maturity. The Unsecured Term Loan due 2024 may be prepaid at any time, without penalty. The Unsecured Term Loan due 2024 has various financial covenant provisions that are required to be met on a quarterly and annual basis that are equivalent to those of the Unsecured Credit Facility. As of December 31, 2019, the Company had interest rate swaps totaling $175.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Unsecured Term Loan due 2024 at a weighted average rate of 2.29%. The outstanding balance on the Unsecured Term Loan due 2024 was $200.0 million as of December 31, 2019 with an effective interest rate of approximately 3.27% including the impact of the interest rate swaps. In connection

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

with the amendment, the Company paid up-front fees to the lenders of approximately $0.7 million, of which $0.4 million was capitalized and will be amortized over the term of the loan, and $0.3 million was expensed during the second quarter of 2019. For each of the years ended December 31, 2019, 2018, and 2017 the Company amortized approximately $0.2 million of the debt issuance costs which is included in interest expense on the Company's Consolidated Statements of Income. The following table reconciles the balance of the Unsecured Term Loan due 2024 on the Company’s Consolidated Balance Sheets as of December 31, 2019 and 2018:

	DECEMBER 31,
Dollars in thousands	2019	2018
Unsecured Term Loan due 2024 principal balance	$200,000	$150,000
Debt issuance costs	(987)	(817)
Unsecured Term Loan due 2024 carrying amount	$199,013	$149,183

Unsecured Term Loan due 2026
On May 31, 2019, the Company amended and restated its term loan agreement with a syndicate of lenders. The Unsecured Term Loan due 2026 has a delayed draw feature that allows the Company up to nine months to draw against the $150.0 million commitments. Loans outstanding under the Unsecured Term Loan due 2026 will bear interest at a rate equal to LIBOR plus a margin ranging from 1.45% to 2.40% (1.60% at December 31, 2019). As of December 31, 2019, no loans were outstanding under the Unsecured Term Loan due 2026. Committed amounts that remain undrawn are subject to a ticking fee ranging from 0.125% to 0.30% per annum (0.20% at December 31, 2019). In connection with the amendment, the Company paid up-front fees to the lenders of approximately $1.1 million, of which $0.7 million was capitalized and will be amortized over the term of the loan, and $0.4 million was expensed during the second quarter of 2019.

Senior Notes due 2023
On March 26, 2013, the Company issued $250.0 million of unsecured senior notes due 2023 (the "Senior Notes due 2023") in a registered public offering. The Senior Notes due 2023 bear interest at 3.75%, payable semi-annually on April 15 and October 15, beginning October 15, 2013, and are due on April 15, 2023, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.1 million and the Company incurred debt issuance cost of $2.1 million, which yielded a 3.95% interest rate per annum upon issuance. For each of the years ended December 31, 2019, 2018 and 2017, the Company amortized approximately $0.2 million of the discount and $0.2 million of the debt issuance cost which are included in interest expense on the Company’s Consolidated Statements of Income. The following table reconciles the balance of the Senior Notes due 2023 on the Company’s Consolidated Balance Sheets as of December 31, 2019 and 2018:

	DECEMBER 31,
Dollars in thousands	2019	2018
Senior Notes due 2023 face value	$250,000	$250,000
Unaccreted discount	(761)	(974)
Debt issuance costs	(699)	(909)
Senior Notes due 2023 carrying amount	$248,540	$248,117

Senior Notes due 2025
On April 24, 2015, the Company issued $250.0 million of unsecured senior notes due 2025 (the "Senior Notes due 2025") in a registered public offering. The Senior Notes due 2025 bear interest at 3.875%, payable semi-annually on May 1 and November 1, beginning November 1, 2015, and are due on May 1, 2025, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $0.2 million and the Company incurred approximately $2.3 million in debt issuance costs which yielded a 4.08% interest rate per annum upon issuance. For each of the years ended December 31, 2019 , 2018, and 2017 the Company amortized approximately $0.2 million of the debt issuance costs which is included in interest expense on the Company's Consolidated Statements of Income. Concurrent with this transaction, the Company settled four forward starting swap agreements for $1.7 million. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Senior Notes due 2025 have various financial covenants that are required to be met on a quarterly and annual basis. The following table reconciles the balance of the Senior Notes due 2025 on the Company’s Consolidated Balance Sheets as of December 31, 2019 and 2018:

	DECEMBER 31,
Dollars in thousands	2019	2018
Senior Notes due 2025 face value	$250,000	$250,000
Unaccreted discount	(121)	(141)
Debt issuance costs	(1,357)	(1,581)
Senior Notes due 2028 carrying amount	$248,522	$248,278

Senior Notes due 2028
On December 11, 2017, the Company issued $300.0 million of unsecured Senior Notes due 2028 (the "Senior Notes due 2028") in a registered public offering. The Senior Notes due 2028 bear interest at 3.625%, payable semi-annually on January 15 and July 15, beginning July 15, 2018, and are due on January 15, 2028, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.5 million and the Company incurred approximately $2.7 million in debt issuance costs which yielded a 3.84% interest rate per annum upon issuance. For the year ended December 31, 2019, the Company amortized approximately $0.2 million of the discount and $0.2 million of the debt issuance costs which are included in interest expense on the Company's Consolidated Statements of Income. The Senior Notes due 2028 have various financial covenants that are required to be met on a quarterly and annual basis. The following table reconciles the balance of the Senior Notes due 2028 on the Company’s Consolidated Balance Sheets as of December 31, 2019:

	DECEMBER 31,
Dollars in thousands	2019	2018
Senior Notes due 2028 face value	$300,000	$300,000
Unaccreted discount	(2,100)	(2,319)
Debt issuance costs	(2,249)	(2,483)
Senior Notes due 2028 carrying amount	$295,651	$295,198

Mortgage Notes Payable
The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Consolidated Balance Sheets as of December 31, 2019 and 2018. For the years ended December 31, 2019, 2018 and 2017, the Company amortized approximately $0.6 million, $0.4 million and $0.3 million of the discount and $0.4 million, $0.8 million, and $0.7 million of the premium. For the years ended December 31, 2019, 2018 and 2017, the Company also amortized approximately $0.2 million, $0.1 million, and $0.1 million of the debt issuance costs, respectively, on the mortgage notes payable which is included in interest expense on the Company’s Consolidated Statements of Income.

	DECEMBER 31,
Dollars in thousands	2019	2018
Mortgage notes payable principal balance	$129,258	$143,115
Unamortized premium	1,162	1,805
Unaccreted discount	(528)	(968)
Debt issuance costs	(549)	(744)
Mortgage notes payable carrying amount	$129,343	$143,208

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table details the Company’s mortgage notes payable, with related collateral.

	ORIGINAL BALANCE	EFFECTIVE INTEREST RATE [20]	MATURITY DATE	COLLATERAL [21]	PRINCIPAL AND INTEREST PAYMENTS [19]	INVESTMENT IN COLLATERAL at December 31,	BALANCE at December 31,
Dollars in millions						2019	2019	2018
Commercial Bank [1]	$9.4	4.55%	7/19	MOB	Monthly/8-yr amort	$—	$—	$9.0
Commercial Bank [2]	15.2	7.65%	7/20	MOB	[18]	18.6	12.5	12.5
Life Insurance Co. [3]	7.9	4.00%	8/20	MOB	Monthly/15-yr amort.	20.7	0.5	1.3
Life Insurance Co. [4]	7.3	5.25%	8/20	MOB	Monthly/27-yr amort.	18.1	6.0	6.2
Life Insurance Co. [5]	5.6	4.30%	1/21	MOB	Monthly/10-yr amort.	15.8	4.5	4.6
Commercial Bank [6]	12.9	6.43%	2/21	MOB	Monthly/12-yr amort.	55.2	10.1	10.3
Life Insurance Co. [7]	11.0	3.87%	11/22	MOB	Monthly/7-yr amort.	22.0	10.0	10.2
Life Insurance Co. [8]	12.3	3.86%	8/23	MOB	Monthly/7-yr amort.	25.4	10.9	11.2
Financial Services [9]	12.4	4.27%	10/23	MOB	Monthly/10-yr amort.	22.6	11.7	12.0
Life Insurance Co. [10]	9.0	4.84%	12/23	MOB,OFC	Monthly/10-yr amort.	25.7	7.6	7.8
Life Insurance Co. [11]	13.3	4.13%	1/24	MOB	Monthly/10-yr amort.	20.8	12.7	13.0
Life Insurance Co. [12]	6.8	3.96%	2/24	MOB	Monthly/7-yr amort.	14.6	6.4	6.6
Financial Services [13]	9.7	4.32%	9/24	MOB	Monthly/10-yr amort.	17.0	8.3	8.6
Commercial Bank	11.5	3.71%	1/26	MOB	Monthly/10-yr amort.	38.6	9.6	10.1
Commercial Bank [14]	15.0	5.25%	4/27	MOB	Monthly/20-yr amort.	33.5	7.9	8.8
Municipal Government [15,16]	11.0	4.79%	[17]	MOB	Semi-Annual [17]	21.0	10.6	11.0
						$369.6	$129.3	$143.2

1	The Company repaid this mortgage note in April 2019. The Company's unencumbered gross investment was $27.8 million at December 31, 2019.

2	The unaccreted portion of the $2.4 million discount recorded on this note upon acquisition is included in the balance above.

3	The unamortized portion of the $0.3 million premium recorded on this note upon acquisition is included in the balance above.

4	The unamortized portion of the $0.4 million premium recorded on this note upon acquisition is included in the balance above. This mortgage note payable was repaid in full on February 3, 2020.

5	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.

6	The unaccreted portion of the $1.0 million discount recorded on this note upon acquisition is included in the balance above.

7	The unaccreted portion of the $0.1 million discount recorded on this note upon acquisition is included in the balance above.

8	The unaccreted portion of the $0.2 million discount recorded on this note upon acquisition is included in the balance above.

9	The unamortized portion of the $0.4 million premium recorded on this note upon acquisition is included in the balance above.

10	The unamortized portion of the $0.1 million premium recorded on this note upon acquisition is included in the balance above.

11	The unamortized portion of the $0.8 million premium recorded on this note upon acquisition is included in the balance above.

12	The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.

13	The unamortized portion of the $0.1 million premium recorded on this note upon acquisition is included in the balance above.

14	The unamortized portion of the $0.7 million premium recorded on this note upon acquisition is included in the balance above.

15	Balance consists of three notes secured by the same building.

16	The unamortized portion of the $1.0 million premium recorded on the three notes upon acquisition is included in the balance above.

17
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

18	Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment due at maturity.

19	Payable in monthly installments of principal and interest with the final payment due at maturity (unless otherwise noted).

20	The contractual interest rates for the 17 outstanding mortgage notes ranged from 3.3% to 6.9% as of December 31, 2019.

21	MOB-Medical office building. OFC-Office

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Other Long-Term Debt Information
Future maturities of the Company’s notes and bonds payable as of December 31, 2019 were as follows:

Dollars in thousands	PRINCIPAL MATURITIES	NET ACCRETION/ AMORTIZATION [1]	DEBT ISSUANCE COSTS [2]	NOTES AND BONDS PAYABLE	%
2020	$23,064	$(392)	$(1,081)	$21,591	1.5%
2021	17,594	(326)	(1,065)	16,203	1.1%
2022	12,977	(336)	(1,077)	11,564	0.8%
2023	573,230	(183)	(921)	572,126	40.5%
2024	225,966	(262)	(667)	225,037	15.9%
2025 and thereafter	569,427	(849)	(1,030)	567,548	40.2%
	$1,422,258	$(2,348)	$(5,841)	$1,414,069	100.0%

1	Includes discount accretion and premium amortization related to the Company’s Senior Notes due 2023, Senior Notes due 2025, Senior Notes due 2028 and 16 mortgage notes payable.

2	Excludes approximately $5.0 million in debt issuance costs related to the Company's Unsecured Credit Facility and Unsecured Term Loan due 2026 included in other assets, net.

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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2019, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
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
The Company had eight outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

INTEREST RATE DERIVATIVE	NUMBER OF INSTRUMENTS	NOTIONAL in millions
Interest rate swaps - 2017	2	$25.0
Interest rate swaps - 2018	2	50.0
Interest rate swaps - 2019	4	100.0
Total interest rate swaps	8	$175.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as, their classification on the Consolidated Balance Sheets as of December 31, 2019 and 2018.

	AS OF DECEMBER 31, 2019		AS OF DECEMBER 31, 2018
Dollars in thousands	BALANCE SHEET LOCATION	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps 2017	Other liabilities	$(467)	Other assets, net	$229
Interest rate swaps 2018	Other liabilities	(1,335)	Other liabilities	(68)
Interest rate swaps 2019	Other liabilities	(3,478)	Other liabilities	—
Total derivatives designated as hedging instruments		$(5,280)		$161

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive
Income (Loss)
The table below presents the effect of cash flow hedge accounting on Accumulated other comprehensive income (loss) as of December 31, 2019 related to the Company's outstanding interest rate swaps.

	AMOUNT OF (LOSS) RECOGNIZED IN OCI on derivatives		AMOUNT OF (GAIN)/LOSS RECLASSIFIED FROM OCI INTO INCOME for the twelve months ended December 31,
Dollars in thousands	2019		2019	2018
Interest rate swaps 2017	$(674)	Interest expense	$(22)	$51
Interest rate swaps 2018	(1,366)	Interest expense	99	204
Interest rate swaps 2019	(3,552)	Interest expense	74	—
Settled interest rate swaps	—	Interest expense	168	169
	$(5,592)	Total interest expense	$319	$424

The Company estimates that an additional $1.4 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2019. The net amounts of derivative liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative liabilities are presented on the Company's Consolidated Balance Sheets.

Offsetting of Derivative Liabilities
	GROSS AMOUNTS of recognized liabilities	GROSS AMOUNTS OFFSET in the Consolidated Balance Sheets	NET AMOUNTS OF LIABILITIES presented in the Consolidated Balance Sheets	GROSS AMOUNTS NOT OFFSET in the Consolidated Balance Sheets
				FINANCIAL INSTRUMENTS	CASH COLLATERAL	NET AMOUNT
Derivatives	$(5,280)	$—	$(5,280)	$5,280	$—	$—

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $5.5 million. As of December 31, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any agreement

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $5.5 million.

11. Stockholders’ Equity
Common Stock
The Company had no preferred shares outstanding and had common shares outstanding for the three years ended December 31, 2019 as follows:

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Balance, beginning of year	$125,279,455	$125,131,593	$116,416,900
Issuance of common stock	9,251,440	26,203	8,395,607
Non-vested share-based awards, net of withheld shares and forfeitures	175,259	121,659	319,086
Balance, end of year	$134,706,154	$125,279,455	$125,131,593

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

	SHARES SOLD	SALE PRICE per share	NET PROCEEDS in millions
2019	5,470,673	$32.01 - $33.77	$179.1
2018	—	NA	$—
2017	—	NA	$—

The Company had 398,024 authorized shares remaining available to be sold under the current sales agreements as of January 31, 2020 and no shares were sold related to this program during 2017 or 2018.

Dividends Declared
During 2019, the Company declared and paid common stock dividends aggregating $1.20 per share ($0.30 per share per quarter).
On February 11, 2020, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on March 9, 2020 to stockholders of record on February 24, 2020.

Authorization to Repurchase Common Stock
On April 30, 2019, the Company’s Board of Directors authorized the repurchase of up to $50 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. The Company is not obligated under this authorization to repurchase any specific number of shares. This authorization supersedes all previous stock repurchase authorizations. As of the date of these Consolidated Financial Statements, the Company has not repurchased any shares of its common stock under this authorization.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Accumulated Other Comprehensive Loss
During each of the two years ended December 31, 2019 and 2018, the Company entered into interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. The Company continues to amortize the 2015 settlement of forward-starting interest rate swaps. This amount will be reclassified out of accumulated other comprehensive loss impacting net income over the 10-year term of the associated senior note issuance. See Note 10 for more information regarding the Company's derivative instruments.
The following table represents the changes in accumulated other comprehensive loss during the years ended December 31, 2019 and 2018:

	INTEREST RATE SWAPS as of December 31,
Dollars in thousands	2019	2018
Beginning balance	$(902)	$(1,299)
Other comprehensive loss before reclassifications	319	424
Amounts reclassified from accumulated other comprehensive income (loss)	(5,592)	(27)
Net current-period other comprehensive (loss) income	(5,273)	397
Ending balance	$(6,175)	$(902)

The following table represents the details regarding the reclassifications from Accumulated other comprehensive income (loss) during the year ended December 31, 2019 (dollars in thousands):

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS	AMOUNT RECLASSIFIED from accumulated other comprehensive income (loss)	AFFECTED LINE ITEM in the statement where net income is presented
Amounts reclassified from accumulated other comprehensive income (loss) related to settled interest rate swaps	$168	Interest Expense
Amounts reclassified from accumulated other comprehensive income (loss) related to current interest rate swaps	151	Interest Expense
	$319

12. Stock and Other Incentive Plans
Stock Incentive Plan
In May 2015, the Company's stockholders approved the 2015 Stock Incentive Plan which authorizes the Company to issue 3,500,000 shares of common stock to its employees and directors. The 2015 Incentive Plan, which superseded the 2007 Employee Stock Incentive Plan (the "Predecessor Plan"), will continue until terminated by the Company’s Board of Directors. As of December 31, 2019 and 2018, the Company had issued a total of 1,988,079 and 1,711,240 restricted shares, respectively, under the 2015 Incentive Plan for compensation-related awards to employees and directors, with a total of 1,511,921 and 1,788,760, respectively, remaining unissued under the plan. Under the Predecessor Plan for compensation-related awards to employees and directors, the Company had issued, net of forfeitures, a total of 1,878,637 restricted shares for the year ended December 31, 2015. Non-vested shares issued under the 2015 Incentive Plan are generally subject to fixed vesting periods varying from three to eight years beginning on the date of issue. If a recipient voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. The Company recognizes the impact of forfeitures as they occur. Once the shares have been issued, the recipient has the right to receive dividends and the right to vote the shares. Compensation expense, included in general and administrative expense, recognized during the years ended December 31, 2019, 2018 and 2017 from the amortization of the value of shares over the vesting period issued to employees and directors was $12.0 million, $10.4 million and $9.8 million, respectively. The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in $2.9 million of expenses associated with the acceleration of his outstanding nonvested share-based awards. This charge is included in the 2019 compensation expense. In connection with the vesting, 80,490 shares

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

were withheld to pay employee federal income taxes. The following table represents expected amortization of the Company's non-vested shares issued:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2020	$8.7
2021	7.3
2022	5.9
2023	3.8
2024	2.5
2025 and thereafter	1.9
Total	$30.1

Executive Incentive Plan
On July 31, 2012, the Company adopted an Executive Incentive Plan, which was amended and restated on February 16, 2016 ("Executive Incentive Plan"), to provide specific award criteria with respect to incentive awards made under the 2015 Incentive Plan subject to the discretion of the Compensation Committee. No new shares of common stock were authorized in connection with the Executive Incentive Plan. Under the terms of the Executive Incentive Plan, the Company's named executive officers, and certain other members of senior management, may earn incentive awards in the form of cash and non-vested stock. Cash incentive awards are based on individual and Company performance. Company performance is measured over a four-quarter period against targeted financial and operational metrics set in advance by the Compensation Committee. Non-vested stock awards are based on the Company's relative total shareholder return ("TSR") performance over one-year and three-year periods, measured against the Company's peer group. For 2019, 2018 and 2017, compensation expense, included in general and administrative expense, resulting from the amortization of non-vested share grants to officers was approximately $5.7 million, $5.7 million, and $5.0 million, respectively. Details of the awards that have been earned from this plan are as follows:

•
On December 12, 2019, the Company granted non-vested stock awards for TSR performance to its four named executive officers, five senior vice presidents, and five first vice presidents with a grant date fair value totaling $6.1 million, which were granted in the form of 187,072 non-vested shares, with a five-year vesting period, which will result in annual compensation expense of $1.2 million for the each of 2020, 2021, 2022, and 2023, and $1.1 million for 2024, respectively.

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

Long-Term Incentive Program
In the first quarter of 2019 and 2018, the Company granted a performance-based award to officers, excluding the four named executive officers and five senior vice presidents, under the Long-term Incentive Program adopted under the 2015 Incentive Plan (the "LTIP") totaling approximately $1.0 million and $1.2 million, which was granted in the form of 31,262 non-vested shares and 43,414 non-vested shares, respectively. The shares have vesting periods ranging from three to eight years with a weighted average vesting period of approximately six years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

For 2019, 2018 and 2017, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $1.1 million, $1.2 million, and $1.1 million, respectively.

Salary Deferral Plan
The Company's salary deferral plan allows certain of its officers to elect to defer up to 50% of their base salary in the form of non-vested shares issued under the 2015 Incentive Plan subject to long-term vesting. The number of shares will be increased through a Company match depending on the length of the vesting period selected by the officer. The officer's vesting period choices are: three years for a 30% match; five years for a 50% match; and eight years for a 100% match. During 2019, 2018 and 2017, the Company issued 33,509 shares, 33,348 shares and 39,016 shares, respectively, to its officers through the salary deferral plan. For 2019, 2018 and 2017, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $0.9 million, $1.0 million, and $1.2 million, respectively.

Non-employee Directors Incentive Plan
The Company issues non-vested shares to its non-employee directors under the 2015 Incentive Plan. The directors’ shares issued have a one-year vesting period beginning with the May 2015 grant (previously a three-year vesting period) and are subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. During 2019, 2018 and 2017, the Company issued 24,996 shares, 30,989 shares, and 23,231 shares, respectively, to its non-employee directors through the 2015 Incentive Plan. For each of the years 2019, 2018 and 2017, compensation expense resulting from the amortization of non-vested share grants to directors was approximately $0.8 million, respectively.

Other Grants
The Company issued three one-time non-vested share grants related to executive management transition in 2016. For 2019, 2018 and 2017 compensation expense resulting from the amortization of these non-vested share grants to officers was approximately $3.5 million, $1.7 million, and $1.7 million, respectively. The following information provides information about each grant:

•	On March 1, 2016, the Company issued 50,000 shares to the Chief Financial Officer with a 10-year vesting period, resulting in compensation expense of $0.2 million per year.

•	On December 30, 2016, the Company issued 200,000 shares to the President and Chief Executive Officer with a 10-year vesting period, resulting in compensation expense of $0.6 million per year.

•
On December 30, 2016, the Company issued 150,000 shares to the Executive Chairman with a 5-year vesting period, resulting in compensation expense of $0.9 million per year. The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in the acceleration of this outstanding grant totaling $2.0 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

A summary of the activity under the 2015 Incentive Plan and related information for the three years in the period ended December 31, 2019 follows:

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2019	2018	2017
Share-based awards, beginning of year	1,769,863	1,907,645	1,786,497
Granted	276,839	273,012	413,489
Vested	(292,636)	(410,794)	(292,341)
Share-based awards, end of year	1,754,066	1,769,863	1,907,645

Weighted-average grant date fair value of
Share-based awards, beginning of year	$29.36	$28.44	$27.18
Share-based awards granted during the year	$31.75	$29.72	$32.05
Share-based awards vested during the year	$28.84	$25.32	$25.88
Share-based awards, end of year	$29.82	$29.36	$28.44

Grant date fair value of shares granted during the year	$8,791	$8,114	$13,254

The vesting periods for the non-vested shares granted during 2019 ranged from one to eight years with a weighted-average amortization period remaining as of December 31, 2019 of approximately 5 years.
During 2019, 2018 and 2017, the Company withheld 101,580 shares, 151,353 shares and 94,403 shares, respectively, of common stock from its officers to pay estimated withholding taxes related to the vesting of shares.

401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Internal Revenue Code. The Company provides a matching contribution of up to 3% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $0.5 million for the year ended December 31, 2019 and $0.4 million for each year during 2018 and 2017.

Dividend Reinvestment Plan
The Company is authorized to issue 1,000,000 shares of common stock to stockholders under the Dividend Reinvestment Plan. As of December 31, 2019, the Company had issued 599,104 shares under the plan of which 7,990 shares were issued in 2019, 9,487 shares were issued in 2018 and 26,031 shares were issued in 2017.

Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan, pursuant to which the Company is authorized to issue shares of common stock. Under the Employee Stock Purchase Plan, each eligible employee in January of each year is able to purchase up to $25,000 of common stock at the lesser of 85% of the market price on the date of grant or 85% of the market price on the date of exercise of such option. The number of shares subject to each year’s option becomes fixed on the date of grant. Options granted under the Employee Stock Purchase Plan expire if not exercised 27 months after each such option’s date of grant. The Company accounts for these awards based on fair value, using the Black-Scholes model, and generally recognizes expense over the award’s vesting period, net of forfeitures. Since the options granted under the Employee Stock Purchase Plan immediately vest, the Company records compensation expense for those options when they are granted in the first quarter of each year and then may record additional compensation expense in subsequent quarters as warranted.
During the years ended December 31, 2019, 2018 and 2017, the Company recognized in general and administrative expenses approximately $0.2 million, $0.3 million, and $0.2 million, respectively, of compensation expense related to the annual grant of options to its employees to purchase shares under the Employee Stock Purchase Plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Cash received from employees upon exercising options under the Employee Stock Purchase Plan was approximately $1.0 million for the year ended December 31, 2019, $0.4 million for the year ended December 31, 2018, and $0.8 million for the year ended December 31, 2017.
A summary of the Employee Stock Purchase Plan activity and related information for the three years in the period ended December 31, 2019 is as follows:

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2019	2018	2017
Options outstanding, beginning of year	328,533	318,100	316,321
Granted	235,572	203,836	206,824
Exercised	(35,277)	(16,716)	(32,076)
Forfeited	(54,095)	(40,897)	(40,659)
Expired	(142,074)	(135,790)	(132,310)
Options outstanding and exercisable, end of year	332,659	328,533	318,100

Weighted-average exercise price of
Options outstanding, beginning of year	$24.17	$25.00	$23.69
Options granted during the year	$24.17	$27.30	$25.77
Options exercised during the year	$25.01	$24.01	$24.31
Options forfeited during the year	$25.26	$24.06	$25.01
Options expired during the year	$25.77	$23.55	$23.22
Options outstanding, end of year	$25.59	$24.17	$25.00

Weighted-average fair value of options granted during the year (calculated as of the grant date)	$7.02	$7.81	$6.31
Intrinsic value of options exercised during the year	$269	$71	$271
Intrinsic value of options outstanding and exercisable (calculated as of December 31)	$2,589	$1,402	$2,683
Exercise prices of options outstanding (calculated as of December 31)	$25.59	$24.17	$25.00
Weighted-average contractual life of outstanding options (calculated as of December 31, in years)	0.8	0.8	0.8

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

	2019	2018	2017
Risk-free interest rates	2.48%	1.89%	1.20%
Expected dividend yields	4.19%	3.66%	3.70%
Expected life (in years)	1.45	1.45	1.45
Expected volatility	29.8%	28.4%	20.4%
Expected forfeiture rates	85%	85%	85%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

13. Earnings Per Share
The Company uses the two-class method of computing net earnings per common share. Non-vested share-based awards containing non-forfeitable rights to dividends are considered participating securities pursuant to the two-class method. The table below sets forth the computation of basic and diluted earnings per common share for the three years in the period ended December 31, 2019.

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2019	2018	2017
Weighted average common shares
Weighted average common shares outstanding	129,735,723	125,219,773	119,739,216
Non-vested shares	(1,736,022)	(1,927,648)	(1,813,058)
Weighted average common shares - basic	127,999,701	123,292,125	117,926,158

Weighted average common shares - basic	127,999,701	123,292,125	117,926,158
Dilutive effect of employee stock purchase plan	84,283	58,808	91,007
Weighted average common shares - diluted	128,083,984	123,350,933	118,017,165

Net income	$39,185	$69,771	$23,092
Dividends paid on nonvested share-based awards	(2,075)	(2,320)	(2,149)
Net income applicable to common stockholders	$37,110	$67,451	$20,943

Basic earnings per common share	$0.29	$0.55	$0.18
Diluted earnings per common share	$0.29	$0.55	$0.18

14. Commitments and Contingencies
Redevelopment Activity
The Company completed the redevelopment of a medical office building in Charlotte, North Carolina, which includes a 40,278 square foot vertical expansion and funded approximately $1.5 million during the year ended December 31, 2019. The first tenant took occupancy in the second quarter of 2019.
The Company initiated the redevelopment of a 110,883 square foot medical office building in Memphis, Tennessee in December 2019. The Company funded approximately $0.3 million, excluding the purchase price of $8.7 million for the land and building. The building will continue to operate with in-place leases during construction. The Memphis Redevelopment is expected to be completed in the first quarter of 2021.
The Company also funded approximately $1.0 million of primarily tenant improvements in connection with its previously completed redevelopment of a medical office building in Nashville, Tennessee.

Development Activity
The Company continued the development of a 151,000 square foot medical office building in Seattle, Washington. The Company spent approximately $25.2 million on the development during the year ended December 31, 2019. The Company expects initial occupancy to occur in the first quarter of 2020.
The Company also funded approximately $0.6 million of primarily tenant improvements as the Company continues to lease up its previously completed development of a medical office building in Denver, Colorado.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The table below details the Company’s construction activity as of December 31, 2019. The information included in the table below represents management’s estimates and expectations at December 31, 2019, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

			DECEMBER 31, 2019			ESTIMATED REMAINING FUNDINGS unaudited	ESTIMATED TOTAL INVESTMENT unaudited	APPROXIMATE SQUARE FEET unaudited
Dollars in thousands	NUMBER OF PROPERTIES	INITIAL OCCUPANCY	CONSTRUCTION IN PROGRESS BALANCE	TOTAL FUNDED during the year	TOTAL AMOUNT FUNDED
Construction Activity
Seattle, WA	1	Q1 2020	$48,731	$25,211	$49,033	$15,087	$64,120	151,000
Redevelopment Activity
Memphis, TN [1]	1	Q1 2021	—	9,032	9,032	18,768	27,800	110,883
Total			$48,731	$34,243	$58,065	$33,855	$91,920	261,883

1	Initial occupancy represents the quarter in which the redevelopment is expected to be completed. The building will continue to operate with in-place leases during construction.

Tenant Improvements
The Company may provide a tenant improvement allowance in new or renewal leases for the purpose of refurbishing or renovating tenant space. As of December 31, 2019, the Company had commitments of approximately $46.6 million that are expected to be spent on tenant improvements throughout the portfolio, excluding development properties currently under construction.

Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company’s investment in seven parcels of land held for development located adjacent to certain of the Company's existing medical office buildings in Texas, Iowa, Tennessee and Colorado totaled approximately $24.6 million as of December 31, 2019 and December 31, 2018.

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
On a tax-basis, the Company’s gross real estate assets totaled approximately $4.4 billion, $4.0 billion, and $4.0 billion as of December 31, 2019, 2018 and 2017, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table reconciles the Company’s consolidated net income attributable to common stockholders to taxable income for the three years ended December 31, 2019:

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2019	2018	2017
Net income	$39,185	$69,771	$23,092
Reconciling items to taxable income
Depreciation and amortization	67,953	64,775	46,426
Gain or loss on disposition of depreciable assets	(15,689)	(27,581)	1,570
Straight-line rent	(11,535)	(3,049)	(4,551)
Receivable allowances	1,942	2,470	1,680
Share-based compensation	2,628	(1,699)	1,855
Other	12,631	842	6,552
	57,930	35,758	53,532
Taxable income [1]	$97,115	$105,529	$76,624
Dividends paid	$155,358	$150,266	$142,327

1	Before REIT dividend paid deduction.

Characterization of Distributions (unaudited)
Distributions in excess of earnings and profits generally constitute a return of capital. The following table gives the characterization of the distributions on the Company’s common stock for the three years ended December 31, 2019.
For the three years ended December 31, 2019, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

	2019		2018		2017
	PER SHARE	%	PER SHARE	%	PER SHARE	%
Common stock
Ordinary income [1]	$0.79	65.7%	$0.75	62.2%	$0.42	34.5%
Return of capital	0.40	33.9%	0.33	27.8%	0.50	42.0%
Unrecaptured section 1250 gain	0.01	0.4%	0.12	10.0%	0.28	23.5%
Common stock distributions	$1.20	100.0%	$1.20	100.0%	$1.20	100.0%

1	For the 2018 reporting year all ordinary income is also Code Section 199A eligible per the The Tax Cut and Jobs Act of 2017.

State Income Taxes
The Company must pay certain state income taxes, which are typically included in general and administrative expense on the Company’s Consolidated Statements of Income.
The State of Texas gross margins tax on gross receipts from operations is disclosed in the table below as an income tax because it is considered such by the Securities and Exchange Commission.
State income tax expense and state income tax payments for the three years ended December 31, 2019 are detailed in the table below:

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2019	2018	2017
State income tax expense
Texas gross margins tax	$550	$586	$608
Total state income tax expense	$550	$586	$608
State income tax payments, net of refunds and collections	$543	$637	$555

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

16. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.

•	Cash, cash equivalents and restricted cash - The carrying amount approximates fair value.

•
Borrowings under the Unsecured Credit Facility, Unsecured Term Loan due 2024 and Unsecured Term Loan due 2026 - The carrying amount approximates fair value because the borrowings are based on variable market interest rates.

•
Senior unsecured notes payable - The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.

•	Mortgage notes payable - The fair value is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.

•
Interest rate swap agreements - Interest rate swap agreements are recorded in other liabilities on the Company's Consolidated Balance Sheets at fair value. Fair value is estimated by utilizing pricing models that consider forward yield curves and discount rates.

The table below details the fair value and carrying values for notes and bonds payable as of December 31, 2019 and 2018.

	DECEMBER 31, 2019		DECEMBER 31, 2018
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$1,414.1	$1,425.8	$1,346.0	$1,326.5

1	Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

17. Selected Quarterly Financial Data (unaudited)
Quarterly financial information for the year ended December 31, 2019 is summarized below.

	QUARTER ENDED
Dollars in thousands, except per share data	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31 [1]
2019
Revenues	$112,657	$116,317	$119,799	$121,524
Net income attributable to common stockholders	$4,891	$4,484	$2,601	$27,210
Net income attributable to common stockholders per share
Basic earnings per common share	$0.04	$0.03	$0.02	$0.20
Diluted earnings per common share	$0.04	$0.03	$0.02	$0.20

1	The increases in net income and amounts per share for the fourth quarter of 2019 are primarily attributable to gains of $20.0 million on the sale of six properties.

Quarterly financial information for the year ended December 31, 2018 is summarized below.

	QUARTER ENDED
Dollars in thousands, except per share data	MARCH 31	JUNE 30 [1]	SEPTEMBER 30	DECEMBER 31 [2]
2018
Revenues	$112,124	$111,634	$113,462	$113,168
Net income attributable to common stockholders	$9,180	$37,729	$6,548	$16,314
Net income attributable to common stockholders per share
Basic earnings per common share	$0.07	$0.30	$0.05	$0.13
Diluted earnings per common share	$0.07	$0.30	$0.05	$0.13

1	The increases in net income and amounts per share for the second quarter of 2018 are primarily attributable to gains of $27.7 million on the sale of twelve properties.

2	The increases in net income and amounts per share for the fourth quarter of 2018 are primarily attributable to gains of $10.8 million on the sale of three properties.

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

Management’s Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. The Company’s independent registered public accounting firm, BDO USA, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee

Opinion on Internal Control over Financial Reporting
We have audited Healthcare Realty Trust Incorporated’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules and our report dated February 12, 2020 expressed an unqualified opinion thereon.

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
February 12, 2020

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information with respect to the Company’s directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2020 under the caption “Election of Directors,” is incorporated herein by reference.

Executive Officers
The executive officers of the Company are:

NAME	AGE	POSITION
Todd J. Meredith	45	President & Chief Executive Officer
J. Christopher Douglas	44	Executive Vice President & Chief Financial Officer
John M. Bryant, Jr.	53	Executive Vice President & General Counsel
Robert E. Hull	47	Executive Vice President - Investments
Mr. Meredith was appointed President and Chief Executive Officer effective December 30, 2016. He served as the Company's Executive Vice President - Investments from February 2011 until December 30, 2016 and was responsible for overseeing the Company’s investment activities, including the acquisition, financing and development of medical office and other primarily outpatient medical facilities. Prior to February 2011, he led the Company’s development activities as a Senior Vice President. Before joining the Company in 2001, Mr. Meredith worked in investment banking.
Mr. Douglas was appointed Chief Financial Officer effective March 1, 2016 and has been employed by the Company since 2003. He served as the Company’s Senior Vice President, Acquisitions and Dispositions managing the Company’s acquisition and disposition team from 2011 until March 1, 2016.  Prior to that, Mr. Douglas served as Senior Vice President, Asset Administration, administering the Company’s master lease portfolio and led a major disposition strategy in 2007.  Mr. Douglas has a background in commercial and investment banking.
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

Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, as well as all directors, officers and employees of the Company. The Code of Ethics is posted on the Company’s website (www.healthcarerealty.com) and is available in print free of charge to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Investor Relations, Healthcare Realty Trust Incorporated, 3310 West End Avenue, Suite 700, Nashville, Tennessee 37203. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on the Company’s website.

Section 16(a) Compliance
Information with respect to compliance with Section 16(a) of the Securities Exchange Act set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2020 under the caption “Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports,” is incorporated herein by reference.

Stockholder Recommendation of Director Candidates
There have been no material changes with respect to the Company’s policy relating to stockholder recommendations of director candidates. Such information is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2020 under the caption “Shareholder Recommendation or Nomination of Director Candidates,” and is incorporated herein by reference.

Audit Committee
Information relating to the Company’s Audit Committee, its members and the Audit Committee’s financial experts, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2020 under the caption “Committee Membership,” is incorporated herein by reference.

Item 11. Executive Compensation
Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2020 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2020 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions, and director independence, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2020 under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors,” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2020 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules
Index to Historical Financial Statements, Financial Statement Schedules and Exhibits
1. Financial Statements
The following financial statements of Healthcare Realty Trust Incorporated are included in Item 8 of this Annual Report on Form 10-K.

•	Consolidated Balance Sheets – December 31, 2019 and December 31, 2018.

•	Consolidated Statements of Income for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

•	Consolidated Statements of Equity for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Schedule II	—	Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018, and 2017	95
Schedule III	—	Real Estate and Accumulated Depreciation as of December 31, 2019	96
All other schedules are omitted because they are either not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.

3. Exhibits

EXHIBIT NUMBER		DESCRIPTION OF EXHIBITS
3.1	—	Second Articles of Amendment and Restatement of the Company, as amended.[1]
3.2	—	Amended and Restated Bylaws of the Company, as amended.[1]
4.1	—	Specimen stock certificate. [2]
4.2	—	Indenture, dated as of May 15, 2001 by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein). [3]
4.3	—	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein). [4]
4.4	—	Form of 3.75% Senior Note due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit (4.8) hereto). [4]
4.5	—	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein). [5]
4.6	—	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 hereto). [5]
4.7	—	Seventh Supplemental Indenture, dated December 11, 2017, by and between the Company and Branch Banking and Trust Company, as Trustee. [6]
4.8	—	Form of 3.625% Senior Note due 2028 (set forth in Exhibit B to the Seventh Supplemental Indenture filed as Exhibit 4.11 hereto). [6]
4.9	—	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).
10.1	—	2000 Employee Stock Purchase Plan. [7]
10.2	—	Amendment No. 1 to 2000 Employee Stock Purchase Plan, dated February 13, 2018. [8]
10.3	—	Dividend Reinvestment Plan, as Amended. [9]
10.4	—	Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company. [10]
10.5	—	Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between Todd J. Meredith and the Company. (filed herewith)

10.6	—	Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and the Company. [11]
10.7	—	Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between John M. Bryant, Jr. and the Company. (filed herewith)
10.8	—	Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and the Company. [11]
10.9	—	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between Robert E. Hull and the Company. (filed herewith)
10.10	—	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company. [12]
10.11	—	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between J. Christopher Douglas and the Company. (filed herewith)
10.12	—	Healthcare Realty Trust Incorporated Amended and Restated Executive Incentive Plan. [10]
10.13	—	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010. [13]
10.14	—	Amendment No. 1 to 2010 Restricted Stock Implementation for Non-Employee Directors, dated December 11, 2013. [14]
10.15	—	Amendment No. 2 to 2010 Restricted Stock Implementation for Non-Employee Directors, dated August 4, 2015. [15]
10.16	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors. [16]
10.17	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers. [16]
10.18	—	Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan. [17]
10.19	—	Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan. [15]
10.20	—	Amended and Restated Credit Agreement, dated as of May 31, 2019, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. [18]
10.21	—	Amended and Restated Term Loan, dated as of May 31, 2019, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. [18]
21	—	Subsidiaries of the Registrant. (filed herewith)
23	—	Consent of BDO USA, LLP, independent registered public accounting firm. (filed herewith)
31.1	—
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

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	—	This instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	—	XBRL Taxonomy Extension Schema Document. (filed herewith)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. (filed herewith)
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document. (filed herewith)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. (filed herewith)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. (filed herewith)

1	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 13, 2019 and hereby incorporated by reference.

2	Filed as an exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

3	Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated by reference.

4	Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.

5	Filed as an exhibit to the Company’s Form 8-K filed April 24, 2015 and hereby incorporated by reference.

6	Filed as an exhibit to the Company’s Form 8-K filed December 11, 2017 and hereby incorporated by reference.

7	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

8	Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2018 and hereby incorporated by reference.

9
Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-79452) previously filed on September 26, 2003 pursuant to the Securities Act of 1933 and hereby incorporated by reference.

10	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2015 and hereby incorporated by reference.

11	Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2016 and hereby incorporated by reference.

12	Filed as an exhibit to the Company's Form 8-K filed February 3, 2016 and hereby incorporated by reference.

13	Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2010 and hereby incorporated by reference.

14	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2013 and hereby incorporated by reference.

15	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.

16	Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2012 and hereby incorporated by reference.

17	Filed as an exhibit to the Company's proxy statement filed March 30, 2015 and hereby incorporated by reference.

18	Filed as an exhibit to the Company's Form 8-K filed May 31, 2019 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

1.	2000 Employee Stock Purchase Plan (filed as Exhibit 10.1)

2.	Amendment No. 1 to 2000 Employee Stock Purchase Plan (filed as Exhibit 10.2)

3.	Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company (filed as Exhibit 10.4)

4.	Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between Todd J. Meredith and the Company (filed as Exhibit 10.5)

5.	Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and the Company (filed as Exhibit 10.6)

6.	Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between John M. Bryant, Jr. and the Company (filed as Exhibit 10.7)

7.	Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and the Company (filed as Exhibit 10.8)

8.	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between Robert E. Hull and the Company (filed as Exhibit 10.9)

9.	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company (filed as Exhibit 10.10)

10.	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between J. Christopher Douglas and the Company (filed as Exhibit 10.11)

11.	Healthcare Realty Trust Incorporated Amended and Restated Executive Incentive Plan (filed as Exhibit 10.12)

12.	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010 (filed as Exhibit 10.13)

13.	Amendment No. 1 to Restricted Stock Implementation for Non-Employee Directors (filed as Exhibit 10.14)

14.	Amendment No. 2 to Restricted Stock Implementation for Non-Employee Directors (filed as Exhibit 10.15)

15.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 10.16)

16.	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers (filed as Exhibit 10.17)

17.	Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (filed as Exhibit 10.18)

18.	Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (filed as Exhibit 10.19)

Item 16. Form 10-K Summary
None.

SIGNATURES AND SCHEDULES
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ TODD J. MEREDITH
Todd J. Meredith
President and Chief Executive Officer
February 12, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Todd J. Meredith	President and Chief Executive Officer	February 12, 2020
Todd J. Meredith	(Principal Executive Officer)

/s/ J. Christopher Douglas	Executive Vice President and Chief Financial	February 12, 2020
J. Christopher Douglas	Officer (Principal Financial Officer)

/s/ Amanda L. Callaway	Senior Vice President and Chief Accounting	February 12, 2020
Amanda L. Callaway	Officer (Principal Accounting Officer)

/s/ John V. Abbott	Director	February 12, 2020
John V. Abbott

/s/ Nancy H. Agee	Director	February 12, 2020
Nancy H. Agee

/s/ Edward H. Braman	Director	February 12, 2020
Edward H. Braman

/s/ Peter F. Lyle	Director	February 12, 2020
Peter F. Lyle

/s/ John Knox Singleton	Director	February 12, 2020
John Knox Singleton

/s/ Bruce D. Sullivan	Director	February 12, 2020
Bruce D. Sullivan

/s/ Christann M. Vasquez	Director	February 12, 2020
Christann M. Vasquez

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017

Dollars in thousands			ADDITIONS AND DEDUCTIONS
DESCRIPTION		BALANCE AT BEGINNING OF PERIOD	CHARGED/(CREDITED) TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	UNCOLLECTIBLE ACCOUNTS WRITTEN-OFF	BALANCE AT END OF PERIOD
2019	Accounts receivable allowance	$251	$167	$—	$—	$418
2018	Accounts receivable allowance	$256	$60	$—	$65	$251
2017	Accounts receivable allowance	$148	$159	$—	$51	$256

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2019

Dollars in thousands		LAND [1]			BUILDINGS, IMPROVEMENTS, LEASE INTANGIBLES AND CIP [1]
MARKET	NUMBER OF PROP.	INITIAL INVESTMENT	COST CAPITALIZED subsequent to acquisition	TOTAL	INITIAL INVESTMENT	COST CAPITALIZED subsequent to acquisition	TOTAL	PERSONAL PROPERTY	2, 3, 5 TOTAL PROPERTY	1, 3 ACCUMULATED DEPRECIATION	4 ENCUMBRANCES	DATE ACQUIRED	DATE CONST.
Seattle, WA	25	$54,446	$4,119	$58,565	$490,461	$42,306	$532,767	$421	$591,753	$88,890	$22,666	2008-2019	1957-2010
Dallas, TX	25	18,785	409	19,194	372,644	124,039	496,683	442	516,319	181,556	—	2003-2019	1974-2018
Los Angeles, CA	14	43,719	667	44,386	161,322	44,507	205,829	347	250,562	95,979	22,340	1993-2019	1973-1998
Atlanta, GA	9	3,251	428	3,679	209,400	3,109	212,509	84	216,272	20,040	31,715	2017-2019	1999-2014
Nashville, TN	6	20,004	49	20,053	115,061	65,402	180,463	1,109	201,625	64,038	—	2004-2018	1960-2015
Charlotte, NC	16	4,163	37	4,200	159,340	16,921	176,261	105	180,566	67,040	—	2008-2013	1961-2008
Denver, CO	9	13,887	2,627	16,514	106,183	27,821	134,004	271	150,789	25,265	7,565	2010-2018	1977-2015
Washington, DC	6	—	—	—	141,467	8,837	150,304	21	150,325	25,097	11,707	2004-2019	1967-2005
Richmond, VA	7	—	—	—	139,636	9,496	149,132	106	149,238	44,204	—	2011	1992-2005
Houston, TX	9	15,475	736	16,211	107,902	24,111	132,013	78	148,302	44,229	—	1993-2019	1984-2012
Honolulu, HI	3	8,314	13	8,327	93,839	41,802	135,641	159	144,127	39,165	—	2003-2004	1975-2010
Des Moines, IA	7	12,584	81	12,665	114,527	11,874	126,401	99	139,165	34,725	515	2008-2014	2002-2009
Oklahoma, City, OK	4	9,838	563	10,401	114,212	1,494	115,706	15	126,122	19,351	5,985	2010-2019	1970-2014
Indianapolis, IN	4	3,299	—	3,299	112,718	6,129	118,847	—	122,146	26,082	—	2008-2019	1992-2008
San Francisco, CA	3	14,054	—	14,054	93,852	13,544	107,396	43	121,493	20,906	—	2015-2017	1975-2014
Springfield, MO	1	1,989	—	1,989	109,304	—	109,304	—	111,293	17,740	—	2013	2013
Austin, TX	5	14,233	3	14,236	70,976	21,833	92,809	123	107,168	24,048	—	2007-2015	1972-2015
Memphis, TN	7	5,241	—	5,241	66,868	25,640	92,508	194	97,943	37,582	—	1999-2013	1993-2007
San Antonio, TX	6	6,456	31	6,487	62,161	26,422	88,583	404	95,474	40,573	—	1996-2010	1978-2011
Chicago, IL	3	5,859	—	5,859	69,993	17,595	87,588	211	93,658	23,540	—	2004-2018	1993-2009
Minneapolis, MN	4	2,090	—	2,090	61,078	1,281	62,359	—	64,449	10,486	18,907	2014-2017	1974-2010
Other (16 markets)	31	16,434	645	17,079	388,102	87,307	475,409	806	493,294	165,159	7,943	1993-2019	1906-2009
Total real estate	204	274,121	10,408	284,529	3,361,046	621,470	3,982,516	5,038	4,272,083	1,115,695	129,343
Construction in progress	—	—	—	—	—	—	48,731	—	48,731		—
Land held for develop.	—	24,647	—	24,647	—	—	—	—	24,647	671	—
Memphis redevelopment	—	5,222	—	5,222	3,810	—	3,810	—	9,032	50	—
Corporate property	—	—	—	—	—	—	—	5,500	5,500	4,686	—
Total properties	204	$303,990	$10,408	$314,398	$3,364,856	$621,470	$4,035,057	$10,538	$4,359,993	$1,121,102	$129,343

1	The Company had no assets held for sale as of December 31, 2019.

2	Total properties as of December 31, 2019 have an estimated aggregate total cost of $4.4 billion for federal income tax purposes.

3
Depreciation is provided for on a straight-line basis on buildings and improvements over 3.3 to 39.0 years, lease intangibles over 2.1 to 99.0 years, personal property over 2.8 to 20.0 years, and land improvements over 3.0 to 39.0 years.

4	Includes unamortized premium of $1.2 million and unaccreted discount of $0.5 million and issuance costs of $0.5 million as of December 31, 2019.
5Rollforward of Total Property and Accumulated Depreciation, including assets held for sale, for the year ended December 31, 2019, 2018 and 2017 follows:

	YEAR ENDED DEC. 31, 2019		YEAR ENDED DEC. 31, 2018		YEAR ENDED DEC. 31, 2017
Dollars in thousands	TOTAL PROPERTY	ACCUMULATED DEPRECIATION	TOTAL PROPERTY	ACCUMULATED DEPRECIATION	TOTAL PROPERTY	ACCUMULATED DEPRECIATION
Beginning Balance	$3,993,427	$1,025,831	$3,907,010	$933,220	$3,633,993	$843,816
Additions during the period
Real Estate acquired	384,762	9,285	112,591	4,175	322,616	4,206
Other improvements	71,666	165,367	74,317	157,385	59,442	135,807
Land held for development	—	278	4,525	153	—	74
Construction in Progress	15,625	—	27,649	—	14,598	—
Retirement/dispositions
Real Estate	(105,487)	(79,659)	(132,665)	(69,102)	(123,639)	(50,683)
Land held for development	—		—	—	—	—
Ending Balance	$4,359,993	$1,121,102	$3,993,427	$1,025,831	$3,907,010	$933,220

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.