Form 10-Q
period 2020-03-31
HEALTHCARE REALTY TRUST INC
filed 2020-05-06
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period to For the transition period to
Commission File Number: 001-11852

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	62-1507028
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 1, 2020, the Registrant had 134,932,261 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2020

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited MARCH 31, 2020	DECEMBER 31, 2019
Real estate properties
Land	$319,882	$289,751
Buildings, improvements and lease intangibles	4,126,046	3,986,326
Personal property	10,783	10,538
Construction in progress	—	48,731
Land held for development	24,647	24,647
Total real estate properties	4,481,358	4,359,993
Less accumulated depreciation and amortization	(1,164,462)	(1,121,102)
Total real estate properties, net	3,316,896	3,238,891
Cash and cash equivalents	103,370	657
Assets held for sale, net	20	37
Operating lease right-of-use assets	125,040	126,177
Financing lease right-of-use assets	12,615	12,667
Other assets, net	189,708	185,426
Total assets	$3,747,649	$3,563,855

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$1,644,454	$1,414,069
Accounts payable and accrued liabilities	64,574	78,517
Liabilities of properties held for sale	74	145
Operating lease liabilities	91,093	91,574
Financing lease liabilities	17,953	18,037
Other liabilities	70,073	61,504
Total liabilities	1,888,221	1,663,846
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 300,000 shares authorized; 134,932 and 134,706 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,349	1,347
Additional paid-in capital	3,494,123	3,485,003
Accumulated other comprehensive loss	(19,777)	(6,175)
Cumulative net income attributable to common stockholders	1,131,619	1,127,304
Cumulative dividends	(2,747,886)	(2,707,470)
Total stockholders' equity	1,859,428	1,900,009
Total liabilities and stockholders' equity	$3,747,649	$3,563,855
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2020 and 2019
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED March 31,
	2020	2019
Revenues
Rental income	$122,644	$110,696
Other operating	2,163	1,961
	124,807	112,657
Expenses
Property operating	49,552	42,725
General and administrative	8,766	8,510
Acquisition and pursuit costs	750	305
Depreciation and amortization	47,497	42,662
	106,565	94,202
Other Income (Expense)
Gain (loss) on sales of real estate assets	(49)	15
Interest expense	(13,960)	(13,588)
Interest and other income (expense), net	82	9
	(13,927)	(13,564)
Net Income	$4,315	$4,891

Basic earnings per common share	$0.03	$0.04
Diluted earnings per common share	$0.03	$0.04

Weighted average common shares outstanding - basic	133,036	124,130
Weighted average common shares outstanding - diluted	133,150	124,232
Dividends declared, per common share, during the period	$0.30	$0.30
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2020 and 2019
Amounts in thousands
Unaudited

	THREE MONTHS ENDED March 31,
	2020	2019
Net income	$4,315	$4,891
Other comprehensive income (loss)
Interest rate swaps
Reclassification adjustments for losses included in net income (interest expense)	328	15
Losses arising during the period on interest rate swaps	(9,663)	(724)
Losses on settlement of treasury rate locks arising during the period	(4,267)	—
	(13,602)	(709)
Comprehensive income	$(9,287)	$4,182
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2020 and 2019
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2019	$1,347	$3,485,003	$(6,175)	$1,127,304	$(2,707,470)	$1,900,009
Issuance of common stock, net of issuance costs	2	7,319	—	—	—	7,321
Common stock redemptions	—	(798)	—	—	—	(798)
Share-based compensation	—	2,599	—	—	—	2,599
Net income	—	—	—	4,315	—	4,315
Reclassification adjustments for losses included in net income (interest expense)	—	—	328	—	—	328
Losses arising during the period on treasury rate locks	—	—	(13,930)	—	—	(13,930)
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(40,416)	(40,416)
Balance at March 31, 2020	$1,349	$3,494,123	$(19,777)	$1,131,619	$(2,747,886)	$1,859,428

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2018	$1,253	$3,180,284	$(902)	$1,088,119	$(2,552,112)	$1,716,642
Issuance of common stock, net of issuance costs	38	120,462	—	—	—	120,500
Common stock redemptions	—	(570)	—	—	—	(570)
Share-based compensation	1	2,638	—	—	—	2,639
Net income	—	—	—	4,891	—	4,891
Reclassification adjustments for losses included in net income (interest expense)	—	—	15	—	—	15
Losses arising during the period on interest rate swaps	—	—	(724)	—	—	(724)
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(37,614)	(37,614)
Balance at March 31, 2019	$1,292	$3,302,814	$(1,611)	$1,093,010	$(2,589,726)	$1,805,779
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	THREE MONTHS ENDED March 31,
	2020	2019
Net income	$4,315	$4,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,497	42,662
Other amortization	1,491	727
Share-based compensation	2,599	2,639
Amortization of straight-line rent receivable (lessor)	(1,043)	(668)
Amortization of straight-line rent on operating leases (lessee)	375	390
(Gain) loss on sales of real estate assets	49	(15)
Loss from unconsolidated joint ventures	11	10
Distributions from unconsolidated joint ventures	118	88
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(4,032)	(4,971)
Accounts payable and accrued liabilities	(10,005)	(10,276)
Other liabilities	(2,931)	(673)
Net cash provided by operating activities	38,444	34,804

INVESTING ACTIVITIES
Acquisitions of real estate	(83,580)	(91,787)
Development of real estate	(2,451)	(5,712)
Additional long-lived assets	(22,164)	(11,741)
Net cash used in investing activities	(108,195)	(109,240)

FINANCING ACTIVITIES
Net repayments on unsecured credit facility	(78,000)	(2,000)
Borrowings of notes and bonds payable	298,995	—
Repayments of notes and bonds payable	(7,202)	(1,193)
Dividends paid	(40,416)	(37,614)
Net proceeds from issuance of common stock	7,213	120,617
Common stock redemptions	(892)	(2,442)
Settlement of treasury rate locks	(4,267)	—
Debt issuance and assumption costs	(2,646)	—
Payments made on finance leases	(321)	—
Net cash provided by financing activities	$172,464	$77,368

Increase in cash and cash equivalents	102,713	2,932
Cash and cash equivalents at beginning of period	657	8,381
Cash and cash equivalents at end of period	$103,370	$11,313

Supplemental Cash Flow Information
Interest paid	$11,428	$11,071
Invoices accrued for construction, tenant improvements and other capitalized costs	$12,830	$13,509
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$19,269	$—
Capitalized interest	$421	$307
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of March 31, 2020, the Company had gross investments of approximately $4.4 billion in 212 real estate properties located in 25 states totaling approximately 15.8 million square feet. The Company provided leasing and property management services to approximately 12.0 million square feet nationwide. Square footage and property count disclosures in these Notes to the Company's Condensed Consolidated Financial Statements are unaudited.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, management believes there has been no material change in the information disclosed in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019. All material intercompany transactions and balances have been eliminated in consolidation.
The Company considered the impact of COVID-19 on these assumptions and estimates used and determined that there were no material adverse impacts on the Company's results of operations and financial position at March 31, 2020. A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company.
This interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2020 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties, such as the impact of the COVID-19 pandemic.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Income in the Other operating line item. This line item includes parking income, rental lease guaranty income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED March 31,
in thousands	2020	2019
Type of Revenue
Parking income	$2,051	$1,734
Rental lease guaranty	—	128
Management fee income	78	69
Miscellaneous	34	30
	$2,163	$1,961

The Company’s major types of revenue that are accounted for under Topic 606 that are listed above are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time, and the Company recognizes revenue monthly based on this principle.
New Accounting Pronouncements
Accounting Standards Update No. 2016-13
In June 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This update is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. This update requires that financial statement assets measured at an amortized cost and certain other financial instruments be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. This standard is effective for annual and interim periods beginning after December 15, 2019 with early adoption permitted. Operating lease receivables, representing the majority of the Company's receivables, are not within the scope of the new standard. The Company adopted this standard as of January 1, 2020. There was not a material impact to the Condensed Consolidated Financial Statements resulting from the adoption of this standard.

Accounting Standards Update No. 2017-04
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." This update eliminates Step 2 of the goodwill impairment test. As such, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value. This standard is effective for the Company for annual and interim periods beginning after December 15, 2019. The Company adopted this standard as of January 1, 2020. There was not a material impact to the Condensed Consolidated Financial Statements resulting from the adoption of this standard.

Accounting Standards Update No. 2020-04
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Note 2. Real Estate Investments
2020 Acquisitions
The following table details the Company's acquisitions for the three months ended March 31, 2020:

Dollars in millions	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	MORTGAGE NOTES PAYABLE	CASH CONSIDERATION [2]	REAL ESTATE	OTHER [3]	SQUARE FOOTAGE
Los Angeles, CA	MOB	1/3/20	$42.0	$(19.3)	$22.8	$42.4	$(0.3)	86,986
Atlanta, GA	MOB	2/13/20	12.0	—	11.8	12.1	(0.3)	64,624
Raleigh, NC	MOB	2/25/20	6.3	—	6.5	6.5	—	15,964
Colorado Springs, CO	MOB	3/9/20	8.2	—	8.3	8.6	(0.3)	34,210
Denver, CO [4]	MOB	3/13/20	33.5	—	33.2	34.0	(0.8)	136,994
Total real estate acquisitions			$102.0	$(19.3)	$82.6	$103.6	$(1.7)	338,778
Land acquisition [5]			1.6	—	1.7	1.7	—	—
			$103.6	$(19.3)	$84.3	$105.3	$(1.7)	338,778

1	MOB = medical office building.

2	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

3	Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.

4	Includes three properties.

5	The Company acquired land parcels under four existing buildings (previously ground leased from the hospital system).

Assets Held for Sale
As of March 31, 2020 and December 31, 2019, the Company had no properties classified as held for sale.
Note 3. Leases
Lessor Accounting
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
The Company's leases typically have escalators that are either based on a stated percentage or an index such as CPI (consumer price index). In addition, most of the Company's leases include nonlease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the three months ended March 31, 2020 was $122.6 million.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements, as of March 31, 2020 were as follows:

In thousands
2020	$280,413
2021	335,188
2022	294,771
2023	250,284
2024	193,772
2025 and thereafter	514,144
$1,868,572

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Lessee Accounting
As of March 31, 2020, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of March 31, 2020, the Company had 104 properties totaling 8.7 million square feet that were held under ground leases. Some of the ground leases' renewal terms are based on fixed rent renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2117. Any rental increases related to the Company’s ground leases are generally either stated or based on the CPI. The Company had 42 prepaid ground leases as of March 31, 2020. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.2 million and $0.1 million of the Company’s rental expense for the three months ended March 31, 2020 and March 31, 2019, respectively.
The Company’s future lease payments (primarily for its 62 non-prepaid ground leases) as of March 31, 2020 were as follows:

In thousands	OPERATING	FINANCING
2020	$3,113	$429
2021	4,844	754
2022	4,875	763
2023	4,913	774
2024	4,969	795
2025 and thereafter	307,665	83,404
Total undiscounted lease payments	330,379	86,919
Discount	(239,286)	(68,966)
Lease liabilities	$91,093	$17,953

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table provides details of the Company's total lease expense for the three months ended March 31, 2020 and 2019:

	THREE MONTHS ENDED MARCH 31,
In thousands	2020	2019
Operating lease cost
Operating lease expense	$1,174	$1,116
Variable lease expense	800	740

Finance lease cost
Amortization of right-of-use assets	70	—
Interest on lease liabilities	237	—
Total lease expense	$2,281	$1,856

Other information
Operating cash flows outflows related to operating leases	$2,550	$2,771
Financing cash flows outflows related to financing leases	$321	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—

Weighted-average remaining lease term (excluding renewal options) - operating leases	49.4	54.0
Weighted-average remaining lease term (excluding renewal options) -finance leases	64.9	—
Weighted-average discount rate - operating leases	5.7%	5.5%
Weighted-average discount rate - finance leases	5.4%	—%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	MATURITY DATES	BALANCE AS OF		EFFECTIVE INTEREST RATE as of 3/31/2020
Dollars in thousands		3/31/2020	12/31/2019
$700 million Unsecured Credit Facility	5/23	$215,000	$293,000	1.89%
$200 million Unsecured Term Loan Facility, net of issuance costs [1]	5/24	199,069	199,013	3.20%
$150 million Unsecured Term Loan due 2026 [2]	6/26	—	—	N/A
Senior Notes due 2023, net of discount and issuance costs	4/23	248,647	248,540	3.95%
Senior Notes due 2025, net of discount and issuance costs [3]	5/25	248,584	248,522	4.08%
Senior Notes due 2028, net of discount and issuance costs	1/28	295,768	295,651	3.84%
Senior Notes due 2030, net of discount and issuance costs [4]	3/30	296,211	—	2.71%
Mortgage notes payable, net of discounts and issuance costs and including premiums	7/20-5/40	141,175	129,343	4.70%
		$1,644,454	$1,414,069

1	The effective interest rate includes the impact of interest rate swaps on $175.0 million at a weighted average rate of 2.29% (plus the applicable margin rate, currently 100 basis points).

2
As of March 31, 2020, there were no outstanding loans under the $150.0 million unsecured term loan due June 2026. This term loan has a delayed draw feature that allows the Company until May 29, 2020 to draw against the commitments.

3
The effective interest rate includes the impact of the $1.7 million settlement of a forward-starting interest rate swap that is included in Accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets.

4
The effective interest rate includes the impact of the $4.3 million settlement of a forward-starting interest rate swap that is included in Accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets.

Changes in Debt Structure
On February 3, 2020, the Company repaid in full a mortgage note payable bearing interest at a rate of 6.10% per annum with an outstanding principal of $5.9 million. The mortgage note encumbered a 68,860 square foot property in Oklahoma.
On March 4, 2020, the Company issued $300.0 million of unsecured senior notes due 2030 (the "Senior Notes due 2030") in a registered public offering. The Senior Notes due 2030 bear interest at 2.40%, payable semi-annually on March 15 and September 15, beginning September 15, 2020, and are due on March 15, 2030, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.0 million and the Company incurred approximately $2.8 million in debt issuance costs. Concurrent with this transaction, the Company settled two treasury rate locks for $4.3 million. Inclusive of the discount, debt issuance costs and settlement of the treasury rate locks, the effective interest rate was 2.71%. The Senior Notes due 2030 have various financial covenants that are required to be met on a quarterly and annual basis.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

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
On February 24 and 25, 2020, the Company entered into two treasury rate locks totaling $75.0 million and $40.0 million, respectively. The treasury rate locks were settled for an aggregate amount of $4.3 million on March 4, 2020 concurrent with the Company's issuance of its Senior Notes due 2030. The settlement will be amortized over the 10-year term of the notes.
As of March 31, 2020, the Company had eight outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

DERIVATIVE INSTRUMENT	NUMBER OF INSTRUMENTS	NOTIONAL AMOUNT in millions
Interest rate swaps	8	$175.0

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of March 31, 2020.

	BALANCE AT MARCH 31, 2020
In thousands	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps	Other liabilities	$14,672
Total derivatives designated as hedging instruments		$14,672

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three months ended March 31, 2020 and 2019 related to the Company's outstanding interest rate swaps.

	LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended March 31,			(GAIN) LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended March 31,
In thousands	2020	2019		2020	2019
Interest rate swaps	$9,663	$724	Interest expense	$271	$(27)
Settled treasury hedges	4,267	—	Interest expense	15	—
Settled interest rate swaps	—	—	Interest expense	42	42
	$13,930	$724	Total interest expense	$328	$15
The Company estimates that $4.0 million will be reclassified from AOCI to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company's agreements with each of its derivative counterparties contain a cross-default provision under which the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

As of March 31, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $15.2 million. As of March 31, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement.
Note 6. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Redevelopment Activity
The Company initiated the redevelopment of a 110,883 square foot medical office building in Memphis, Tennessee ("Memphis Redevelopment") in December 2019. The Company funded approximately $1.5 million, excluding the purchase price of $8.7 million for the land and building. The building will continue to operate with in-place leases during construction. The Memphis Redevelopment is expected to be completed in the first quarter of 2021.

Development Activity
The Company completed the development of a 151,031 square foot medical office building in Seattle, Washington. As of March 31, 2020, the Company had funded approximately $54.1 million towards the development. The Company expects to fund an additional amount of approximately $10.0 million for additional tenant improvements associated with this project. The first tenant took occupancy in the first quarter of 2020.
Note 7. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the three months ended March 31, 2020 and the year ended December 31, 2019:

	MARCH 31, 2020	DECEMBER 31, 2019
Balance, beginning of period	134,706,154	125,279,455
Issuance of common stock	210,271	9,251,440
Nonvested share-based awards, net of withheld shares	15,781	175,259
Balance, end of period	134,932,206	134,706,154

At-The-Market Equity Offering Program
On February 14, 2020, the Company entered into sales agreements with six investment banks to allow sales under its at-the-market equity offering program of up to an aggregate of $500.0 million of common stock. During the first quarter of 2020, the Company sold 196,250 shares under the Company's at-the-market equity offering program generating approximately $7.0 million in net proceeds at prices to the public ranging from $33.00 to $36.15 per share (weighted average of $36.09 per share). No shares were sold from March 18, 2020 through the date of this filing. The Company had $492.9 million remaining available to be sold under the current sales agreements at the date of this filing.

Common Stock Dividends
During the three months ended March 31, 2020, the Company declared and paid common stock dividends totaling $0.30 per share. On May 5, 2020, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on May 29, 2020 to stockholders of record on May 15, 2020.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's nonvested share-based awards are considered participating securities pursuant to the two-class method. The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2020 and 2019.

	THREE MONTHS ENDED MARCH 31,
Dollars in thousands, except per share data	2020	2019
Weighted average common shares outstanding
Weighted average common shares outstanding	134,758,335	125,908,335
Non-vested shares	(1,722,090)	(1,778,700)
Weighted average common shares outstanding - basic	133,036,245	124,129,635

Weighted average common shares outstanding - basic	133,036,245	124,129,635
Dilutive effect of employee stock purchase plan	113,321	102,132
Weighted average common shares outstanding - diluted	133,149,566	124,231,767

Net Income	$4,315	$4,891
Dividends paid on nonvested share-based awards	(517)	(536)
Net income applicable to common stockholders	$3,798	$4,355

Basic earnings per common share - net income	$0.03	$0.04
Diluted earnings per common share - net income	$0.03	$0.04

Incentive Plans
A summary of the activity under the Company's share-based incentive plans for the three months ended March 31, 2020 and 2019 is included in the table below.

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Share-based awards, beginning of period	1,754,066	1,769,863
Granted	39,344	64,771
Vested	(68,649)	(50,507)
Share-based awards, end of period	1,724,761	1,784,127

During the three months ended March 31, 2020 and 2019, the Company withheld 23,563 and 19,546 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.
In addition to the share-based incentive plans, the Company maintains the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three months ended March 31, 2020 and 2019 is included in the table below.

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Outstanding and exercisable, beginning of period	332,659	328,533
Granted	212,716	235,572
Exercised	(11,904)	(14,630)
Forfeited	(22,981)	(16,625)
Expired	(139,794)	(142,074)
Outstanding and exercisable, end of period	370,696	390,776

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Note 8. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.

•	Cash and cash equivalents - The carrying amount approximates fair value due to the short term maturity of these investments.

•	Borrowings under the Unsecured Credit Facility and the Term Loan Due 2024 - The carrying amount approximates fair value because the borrowings are based on variable market interest rates.

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

The table below details the fair values and carrying values for notes and bonds payable at March 31, 2020 and December 31, 2019.

	MARCH 31, 2020		DECEMBER 31, 2019
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$1,644.5	$1,706.7	$1,414.1	$1,425.8

1	Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Note 9. Subsequent Events
COVID-19 Update
Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.
All of the states and cities in which the Company owns properties, manages properties, and/or has development or redevelopment projects have instituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. As a result, a number of the Company's tenants have temporarily closed their offices or clinical space or have operated on a reduced basis in response to government requirements or recommendations. Through May 5, 2020, the Company has collected 89% of April 2020 aggregate tenant billings and has agreed to various forms of rent deferrals representing approximately 7% of April 2020 aggregate tenant billings. The tenant deferral agreements require the deferred amounts to be repaid in the third and fourth quarters of 2020. However, if tenants are unable to timely repay, or repay at all, deferred rent, if they request additional rent deferrals or abatements, decide not to renew leases, or renew leases at lower cash leasing spreads, the impact on the Company’s results of operations and financial condition could be material. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for the fiscal year 2020. The Company continues to evaluate the impact of various forms of governmental assistance that may be or become available to the Company or its tenants, including the Coronavirus Aid, Relief, and Economic Security Act or the “CARES Act".
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could," "budget" and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including  the duration and scope of the COVID-19 pandemic; the impact of the COVID-19 pandemic on occupancy rates for the Company's properties, actions governments take in response to the COVID-19 pandemic, including the introduction of public health measures and other regulations affecting the Company’s properties and the operations of the Company and its tenants; the effects of health and safety measures adopted by the Company and its tenants related to the COVID-19 pandemic; the impact of the COVID-19 pandemic on the operations, business and financial condition of the Company and its tenants; general economic uncertainty in key markets as a result of the COVID-19 pandemic and a worsening of global economic conditions or low levels of economic growth; the status of capital markets, including availability and cost of capital; and the risks described in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, that could significantly affect the Company’s current plans and expectations and future financial condition and results.
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
For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including this report and its Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 Update
Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

All of the states and cities in which the Company owns properties, manages properties, and/or has development or redevelopment projects have instituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. As a result, a number of the Company's tenants have temporarily closed their offices or clinical space or have operated on a reduced basis in response to government requirements or recommendations. Through May 5, 2020, the Company has collected 89% of April 2020 aggregate tenant billings and has agreed to various forms of rent deferrals representing approximately 7% of April 2020 aggregate tenant billings. The tenant deferral agreements require the deferred amounts to be repaid in the third and fourth quarters of 2020. The tenant deferral agreements require the amounts to be repaid in the third and fourth quarters of 2020. Many of these tenants have requested, and the Company management expects more will likely seek, rent deferral or abatement for May 2020 and subsequent months, though it cannot predict how many.
Management believes that many of its tenants who have experienced disruption to their businesses as a result of the COVID-19 pandemic will qualify for various forms of government financial assistance including pursuant to the CARES Act, which was signed into law on March 27, 2020. Accordingly, the Company has undertaken efforts to promote awareness of the availability of these initiatives to its tenants. At this time, the Company expects to collect the deferred rent prior to the end of 2020. However, if tenants are unable to timely repay, or repay at all, deferred rent, if they request additional rent deferrals or abatements, decide not to renew leases, or renew leases at lower cash leasing spreads (See “Expiring Leases” below), the impact on the Company’s results of operations and financial condition could be material. As a result, the Company cannot estimate at this time the overall effect that the COVID-19 pandemic might have on its business.
At March 31, 2020, the Company had available $738.4 million in liquidity (See “Sources and Uses of Cash” and “Financing Activities” below) and no significant debt maturities prior to 2023. The COVID-19 pandemic has affected the availability and cost of capital and may continue to do so for some time. Management believes that the Company currently has adequate liquidity to operate its business without significant disruption. However, if the pandemic continues to have an impact on the availability and cost of capital, the Company’s business could be materially affected.
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, borrowings under the Company's Unsecured Credit Facility and Term Loan, proceeds from the sales of real estate properties and proceeds from public or private debt or equity offerings. As of March 31, 2020, the Company had $485.0 million available to be drawn on its Unsecured Credit Facility, $103.4 million in cash, and has the ability to draw $150.0 million on its unsecured term loan due 2026.
The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service, through cash flows from operations and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $4.1 billion at March 31, 2020, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
Dividends paid by the Company for the three months ended March 31, 2020 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends paid at the rate per quarter of $0.30 per common share. The Company expects that additional cash flows from existing properties, acquisitions and developments will generate sufficient cash flows from operations such that dividends for the full year 2020 can be funded by cash flows from operations or other sources of liquidity described above.

Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2020 were approximately $108.2 million. Below is a summary of significant investing activities.
2020 Acquisitions
The following table details the Company's acquisitions for the three months ended March 31, 2020:

Dollars in millions	HEALTH SYSTEM AFFILIATION	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	CAP RATE	MILES TO CAMPUS
Los Angeles, CA	MemorialCare Health	1/3/20	$42.0	86,986	5.3%	0.14
Atlanta, GA	Wellstar Health System	2/13/20	12.0	64,624	5.6%	0.10
Raleigh, NC	WakeMed Health	2/25/20	6.3	15,964	6.7%	0.04
Colorado Springs, CO	None	3/9/20	8.2	34,210	6.5%	1.60
Denver, CO [1]	UCHealth	3/13/20	33.5	136,994	6.1%	0.24
Total real estate acquisitions			$102.0	338,778	5.8%
Land acquisition [2]			1.6	—
			$103.6	338,778

1	Includes three properties.

2	The Company acquired land parcels under four existing buildings (previously ground leased with the hospital system).

Capital Funding
During the three months ended March 31, 2020, the Company funded the following:

•	$6.9 million toward development and redevelopment of properties;

•	$2.7 million toward first generation tenant improvements and planned capital expenditures for acquisitions;

•	$6.0 million toward second generation tenant improvements; and

•	$3.5 million toward capital expenditures.

Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2020 were approximately $172.5 million. Inflows from equity related to the Company's common stock issuances and net borrowings totaled $306.2 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $133.7 million primarily associated with dividends paid to common stockholders and repayments on the Credit Facility. See Notes 4 and 7 to the Condensed Consolidated Financial Statements for more information about capital markets and financing activities.

Common Stock Issuances
On February 14, 2020, the Company entered into sales agreements with six investment banks to allow sales under its at-the-market equity offering program of up to an aggregate of $500.0 million of common stock. During the first quarter of 2020, the Company sold 196,250 shares under the Company's at-the-market equity offering program generating approximately $7.0 million in net proceeds at prices to the public ranging from $33.00 to $36.15 per share (weighted average of $36.09 per share). No shares were sold from March 18, 2020 through the date of this filing. The Company had $492.9 million remaining available to be sold under the current sales agreements at the date of this filing.

Debt Activity
On February 3, 2020, the Company repaid in full a mortgage note payable bearing interest at a rate of 6.10% per annum with an outstanding principal of $5.9 million. The mortgage note encumbered a 68,860 square foot property in Oklahoma.

On March 4, 2020, the Company issued $300.0 million of the Senior Notes due 2030 in a registered public offering. The Senior Notes due 2030 bear interest at 2.40%, payable semi-annually on March 15 and September 15, beginning September 15, 2020, and are due on March 15, 2030, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.0 million and the Company incurred approximately $2.8 million in debt issuance costs. Concurrent with this transaction, the Company settled two treasury rate locks for $4.3 million. Inclusive of the discount, debt issuance costs and settlement of the treasury rate locks, the effective interest rate was 2.71%. The Senior Notes due 2030 have various financial covenants that are required to be met on a quarterly and annual basis.
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

Operating Activities
Cash flows provided by operating activities increased from $34.8 million for the three months ended March 31, 2019 to $38.4 million for the three months ended March 31, 2020. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses.
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

Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, below are some of the factors and trends that management believes may impact future operations of the Company.
COVID-19 Pandemic
For information on the ways that the COVID-19 pandemic is impacting the Company and its tenants, see "COVID-19 Update" above and in Part II, Item 1A.
Expiring Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 583 leases totaling 2.1 million square feet in the Company's multi-tenant portfolio that will expire during the remainder of 2020. Approximately 85% of the leases expiring in 2020 are in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of multi-tenant property tenants upon expiration, and the retention ratio for the first three months of the year has been within this range.
Included in the 2020 lease expirations is a 111,000 square foot fitness center leased by Baylor Scott & White Health. The fitness center is located in a 217,000 square foot on-campus medical office building. The lease expired on March 31, 2020, and the tenant is currently under a month-to-month lease arrangement as the Company finalizes a new lease with an independent fitness center operator for approximately half the space. The Company expects to redevelop the remaining space for clinical use.
Also included in the 2020 lease expirations is the July 31 expiration of a 62,000 square foot office lease. A telecommunication company occupies three floors of a 145,000 square foot office building and is expected to vacate. The Company has begun marketing the space and anticipates that releasing efforts will include subdividing the space for multiple users. The Company recognized revenue of approximately $0.4 million related to this lease in the first quarter of 2020.
The Company has one single-tenant net leased, on-campus medical office building with a lease term scheduled to expire in the second quarter of 2020. The Company has been in discussions about a long-term lease renewal, but given the COVID-19 pandemic, plans to provide a 6-month extension to allow more time to finalize a long-term lease agreement.

Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of March 31, 2020, leases for 89% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 31% having modified gross lease structures and 58% having net lease structures.

Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	NUMBER OF PROPERTIES		GROSS REAL ESTATE INVESTMENT AS OF MARCH 31, 2020
YEAR EXERCISABLE	MOB	INPATIENT	FAIR MARKET VALUE METHOD [1]	NON FAIR MARKET VALUE METHOD [2]	TOTAL
Current [3]	3	1	$96,233	$—	$96,233
2021	1	—	—	14,984	14,984
2022	—	—	—	—	—
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	5	1	48,165	221,929	270,094
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	1	—	43,943	—	43,943
2029	1	—	26,494	—	26,494
2030 and thereafter	4	—	100,151	—	100,151
Total	15	2	$314,986	$236,913	$551,899

1	The purchase option price includes a fair market value component that is determined by an appraisal process.

2
Includes properties with stated purchase prices or prices based on fixed capitalization rates. These properties have purchase prices that are on average 17% greater than the Company's current gross investment.

3	These purchase options have been exercisable for an average of 11.6 years.

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
In addition to FFO, the Company presents Normalized FFO and FAD. Normalized FFO is presented by adding to FFO acquisition-related costs, acceleration of debt issuance costs, debt extinguishment costs and other Company-

defined normalizing items to evaluate operating performance. FAD is presented by adding to Normalized FFO non-real estate depreciation and amortization, deferred financing fees amortization, stock-based compensation expense and provision for bad debts, net; and subtracting maintenance capital expenditures, including second generation tenant improvements and leasing commissions paid and straight-line rent income, net of expense. The Company's definition of these terms may not be comparable to that of other real estate companies as they may have different methodologies for computing these amounts. Normalized FFO and FAD should not be considered as an alternative to net income as an indicator of the Company's financial performance or to cash flow from operating activities as an indicator of the Company's liquidity. Normalized FFO and FAD should be reviewed in connection with GAAP financial measures.
Management believes FFO, Normalized FFO, FFO per share, Normalized FFO per share and FAD ("Non-GAAP Measures") provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Non-GAAP Measures can facilitate comparisons of operating performance between periods. The Company reports Non-GAAP Measures because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these Non-GAAP Measures. However, none of these measures represent cash generated from operating activities determined in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs. Further, these measures should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles net income to FFO, Normalized FFO and FAD for the three months ended March 31, 2020 and 2019.

	THREE MONTHS ENDED MARCH 31,
Amounts in thousands, except per share data	2020	2019
Net income	$4,315	$4,891
(Gain) loss on sales of real estate assets	49	(15)
Real estate depreciation and amortization	48,611	43,383
FFO attributable to common stockholders	$52,975	$48,259
Acquisition and pursuit costs [1]	750	305
Lease intangible amortization	745	84
Normalized FFO attributable to common stockholders	$54,470	$48,648
Non-real estate depreciation and amortization	823	763
Non-cash interest expense amortization [2]	746	702
Provision for bad debt, net	(83)	(75)
Straight-line rent, net	(660)	(270)
Stock-based compensation	2,599	2,639
Normalized FFO adjusted for non-cash items	$57,895	$52,407
2nd generation TI	(6,040)	(4,326)
Leasing commissions paid	(2,824)	(1,347)
Capital additions	(3,470)	(3,462)
FAD	$45,561	$43,272
FFO per common share - diluted	$0.40	$0.39
Normalized FFO per common share - diluted	$0.41	$0.39
FFO weighted average common shares outstanding - diluted [3]	133,980	124,928

1	Acquisition and pursuit costs include third party and travel costs related to the pursuit of acquisitions and developments.

2	Includes the amortization of deferred financing costs, discounts and premiums.

3
The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 830,024 and 696,432, respectively, for the three months ended March 31, 2020 and 2019.

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

Any recently acquired property will be included in the same store pool once the Company has owned the property for eight full quarters. Newly developed properties will be included in the same store pool eight full quarters after substantial completion. Any additional square footage created by redevelopment projects at a same store property is included in the same store pool immediately upon completion. Any property included in the reposition property group will be included in the same store analysis once occupancy has increased to 60% or greater with positive net operating income and has remained at that level for eight full quarters. The following table reflects the Company's same store cash NOI for the three months ended March 31, 2020 and 2019.

	NUMBER OF PROPERTIES	GROSS INVESTMENT at March 31, 2020	SAME STORE CASH NOI for the three months ended March 31,
Dollars in thousands			2020	2019
Multi-tenant properties	157	$3,248,042	$57,981	$56,751
Single-tenant net lease properties	14	460,433	10,449	10,271
Total	171	$3,708,475	$68,430	$67,022
The following tables reconcile net income to same store NOI and the same store property metrics to the total owned real estate portfolio for the three months ended March 31, 2020 and 2019:

Reconciliation of Same Store Cash NOI

	THREE MONTHS ENDED MARCH 31,
Dollars in thousands	2020	2019
Net income	$4,315	$4,891
Other income (expense)	13,927	13,564
General and administrative expense	8,766	8,510
Depreciation and amortization expense	47,497	42,662
Other expenses [1]	3,365	1,768
Straight-line rent revenue	(668)	(277)
Other revenue [2]	(2,004)	(1,468)
Cash NOI	75,198	69,650
Cash NOI not included in same store	(6,529)	(2,361)
Same store cash NOI	68,669	67,289
Reposition NOI	(239)	(267)
Same store and reposition cash NOI	$68,430	$67,022

1	Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.

2	Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF MARCH 31, 2020
	PROPERTY COUNT	GROSS INVESTMENT	SQUARE FEET	OCCUPANCY
Same store properties	171	$3,708,475	13,439,999	89.0%
Acquisitions	31	606,061	1,826,029	86.9%
Development completions	1	53,669	151,031	20.2%
Reposition	9	72,782	429,167	41.9%
Total owned real estate properties	212	$4,440,987	15,846,226	86.8%
Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The Company’s results of operations for the three months ended March 31, 2020 compared to the same period in 2019 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.

Revenues
Total revenues increased $12.2 million, or 10.8%, to approximately $124.8 million for the three months ended March 31, 2020 compared to $112.7 million in the prior year period. This increase is comprised of the following:

	THREE MONTHS ENDED MARCH 31,		CHANGE
Dollars in thousands	2020	2019	$	%
Property operating	$111,148	$98,982	$12,166	12.3%
Single-tenant net lease	10,453	11,046	(593)	(5.4)%
Straight-line rent	1,043	668	375	56.1%
Rental income	122,644	110,696	11,948	10.8%
Other operating	2,163	1,961	202	10.3%
Total revenues	$124,807	$112,657	$12,150	10.8%
Property operating revenue increased $12.2 million, or 12.3%, from the prior year period primarily as a result of the following activity:

•	Acquisitions in 2019 and 2020 and a development in 2020 contributed $9.4 million.

•	Leasing activity, including contractual rent increases, contributed $3.8 million.

•	Dispositions in 2019 resulted in a decrease of $1.0 million.
Single-tenant net lease revenue decreased $0.6 million, or 5.4%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2019 resulted in a decrease of $0.8 million.

•	Leasing activity, including contractual rent increases, contributed $0.2 million.
Straight-line rent revenue increased $0.4 million or 56.1% from the prior year primarily due to acquisitions in 2019 and 2020 and a development in 2020.

Expenses
Property operating expenses increased $6.8 million, or 16.0%, for the three months ended March 31, 2020 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2019 and 2020 and a development in 2020 resulted in an increase of $4.2 million.

•	Increases in portfolio operating expenses as follows:

•	Portfolio property tax expense of $1.2 million;

•	Maintenance and repair expense of $0.3 million;

•	Compensation related expenses of $0.2 million;

•	Portfolio insurance expense of $0.2 million;

•	Portfolio security expense of $0.2 million; and

•	Portfolio janitorial expense of $0.1 million.

•	Leasing commissions and legal fees increased approximately $0.4 million.

•	Increase in intangible amortization expense totaling $0.7 million.

•	Dispositions in 2019 resulted in a decrease of $0.7 million.
General and administrative expenses increased approximately $0.3 million, or 3.0%, for the three months ended March 31, 2020 compared to the prior year period primarily due to compensation expense.

Depreciation and amortization expense increased $4.8 million, or 11.3%, for the three months ended March 31, 2020 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2019 and 2020 and a development in 2020 resulted in an increase of $6.0 million.

•	Various building and tenant improvement expenditures resulted in an increase of $2.8 million.

•	Dispositions in 2019 resulted in a decrease of $1.4 million.

•	Assets that became fully depreciated resulted in a decrease of $2.6 million.

Other income (expense)
Interest expense increased $0.4 million, or 2.7%, for the three months ended March 31, 2020 compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED MARCH 31,		CHANGE
Dollars in thousands	2020	2019	$	%
Contractual interest	$13,398	$13,193	$205	1.6%
Net discount/premium accretion	52	52	—	—%
Deferred financing costs amortization	637	608	29	4.8%
Interest rate swap amortization	42	42	—	—%
Treasury hedge amortization	15	—	15	—%
Interest cost capitalization	(421)	(307)	(114)	37.1%
Right-of-use assets financing amortization	237	—	237	—%
Total interest expense	$13,960	$13,588	$372	2.7%
Contractual interest expense increased $0.2 million, or 1.6%, primarily due to the following activity:

•	The Unsecured Credit Facility rate decrease accounted for a decrease of approximately $0.4 million.

•	The Term Loan due 2024 accounted for an increase of approximately $0.4 million due to the following:

◦	An increase in principal balance of $50 million accounted for an increase of approximately $0.5 million;

◦	A decrease in the interest rate accounted for a decrease of approximately $0.5 million

◦	The impact of the swaps accounted for an increase of approximately $0.3 million; and

◦	Unutilized fee expense relating to the Term Loan due 2026 accounted for an increase of approximately $0.1 million.

•	Senior Notes due 2030 accounted for an increase of approximately $0.3 million.

•	Mortgage notes repayments accounted for a decrease of $0.1 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2020, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.
Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.
All of the states and cities in which the Company owns properties, manages properties, and/or has development or redevelopment projects have instituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. As a result, a number of the Company's tenants have temporarily closed their offices or clinical space or have operated on a reduced basis in response to government requirements or recommendations. Through May 5, 2020, the Company has collected 89% of April 2020 aggregate tenant billings and has agreed to various forms of rent deferrals representing approximately 7% of April 2020 aggregate tenant billings. The tenant deferral agreements require the deferred amounts to be repaid in the third and fourth quarters of 2020. The tenant deferral agreements require the amounts to be repaid in the third and fourth quarters of 2020. Many of these tenants have requested, and the Company management expects more will likely seek, rent deferral or abatement for May 2020 and subsequent months, though it cannot predict how many.
The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. There can be no assurance that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that the Company's access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of economic conditions as a result of the pandemic may ultimately decrease occupancy levels and average rent per square foot across the Company's portfolio as tenants reduce or defer their spending.
The extent of the COVID-19 pandemic’s effect on the Company's operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, the Company is not able at this time to estimate the effect of these factors on its business, but the adverse impact on the business, results of operations, financial condition and cash flows could be material. Moreover, many risk factors set forth in our Annual Report on

Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2020, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of nonvested stock, as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs	MAXIMUM NUMBER OF SHARES that may yet be purchased under the plans or programs
January 1 - January 31	18,753	$33.20	—	—
February 1 - February 29	4,810	36.46	—	—
March 1 - March 31	—	—	—	—
Total	23,563

Item 6. Exhibits

EXHIBIT	DESCRIPTION
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended [1]
Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended [1]
Exhibit 4.1	Specimen Stock Certificate [2]
Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Branch Banking and Trust Company, as trustee (as successor to the trustee named therein) [3]
Exhibit 4.3	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein)[4]
Exhibit 4.4	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.3 thereto) [4]
Exhibit 4.5	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein) [5]
Exhibit 4.6	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.5 thereto) [5]
Exhibit 4.7	Seventh Supplemental Indenture, dated December 11, 2017, by and between the Company and Branch Banking and Trust Company, as Trustee. [8]
Exhibit 4.8	Form of 3.625% Senior Note due 2028 (set forth in Exhibit B to the Seventh Supplemental Indenture filed as Exhibit 4.7 hereto). [6]
Exhibit 4.9	Eighth Supplemental Indenture, dated March 18, 2020, by and between the Company and Branch Banking and Trust Company, as Trustee.[7]
Exhibit 4.10	Form of 2.400% Senior Note due 2030 (set forth in Exhibit B to the Eighth Supplemental Indenture filed as Exhibit 4.9 hereto).
Exhibit 10.1
First Amendment to Amended and Restated Term Loan, dated March 4, 2020, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other Lenders party thereto. (filed herewith)

Exhibit 10.2	Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between the Company and Todd J. Meredith.[8]
Exhibit 10.3	Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between the Company and John M. Bryant, Jr..[8]
Exhibit 10.4	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between the Company and Robert E. Hull.[8]
Exhibit 10.5	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between the Company and J. Christopher Douglas.[8]
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

Exhibit 32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
Exhibit 101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)
Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished electronically herewith)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)

1	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 13, 2019 and hereby incorporated by reference.

2	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) filed April 2, 1993 and hereby incorporated by reference.

3	Filed as an exhibit to the Company's Current Report on Form 8-K filed May 17, 2001 and hereby incorporated by reference.

4	Filed as an exhibit to the Company's Current Report on Form 8-K filed March 26, 2013 and hereby incorporated by reference.

5	Filed as an exhibit to the Company's Current Report on Form 8-K filed April 24, 2015 and hereby incorporated by reference.

6	Filed as an exhibit to the Company’s Current Report on Form 8-K filed December 11, 2017 and hereby incorporated by reference.

7	Filed as an exhibit to the Company's Current Report on Form 8-K filed March 18, 2020 and hereby incorporated by reference.

8	Filed as an exhibit to the Company's Annual Report on Form 10-K filed February 12, 2020 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas
Executive Vice President and Chief Financial Officer
May 6, 2020