Form 10-Q
period 2020-06-30
HEALTHCARE REALTY TRUST INC
filed 2020-08-05
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period to For the transition period to
Commission File Number: 001-11852

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	62-1507028
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of July 31, 2020, the Registrant had 136,048,233 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2020

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited JUNE 30, 2020	DECEMBER 31, 2019
Real estate properties
Land	$312,139	$289,751
Buildings, improvements and lease intangibles	3,937,657	3,986,326
Personal property	10,849	10,538
Construction in progress	—	48,731
Land held for development	24,647	24,647
Total real estate properties	4,285,292	4,359,993
Less accumulated depreciation and amortization	(1,169,298)	(1,121,102)
Total real estate properties, net	3,115,994	3,238,891
Cash and cash equivalents	43,680	657
Assets held for sale, net	—	37
Operating lease right-of-use assets	124,398	126,177
Financing lease right-of-use assets	19,884	12,667
Net investment in sales-type leases	244,381	—
Other assets, net	183,616	185,426
Total assets	$3,731,953	$3,563,855

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$1,554,936	$1,414,069
Accounts payable and accrued liabilities	65,485	78,517
Liabilities of properties held for sale	—	145
Operating lease liabilities	91,259	91,574
Financing lease liabilities	18,595	18,037
Other liabilities	72,317	61,504
Total liabilities	1,802,592	1,663,846
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 300,000 shares authorized; 136,048 and 134,706 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,360	1,347
Additional paid-in capital	3,529,559	3,485,003
Accumulated other comprehensive loss	(20,294)	(6,175)
Cumulative net income attributable to common stockholders	1,207,132	1,127,304
Cumulative dividends	(2,788,396)	(2,707,470)
Total stockholders' equity	1,929,361	1,900,009
Total liabilities and stockholders' equity	$3,731,953	$3,563,855
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2020 and 2019
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2020	2019	2020	2019
Revenues
Rental income	$122,358	$114,351	$245,001	$225,046
Other operating	1,332	1,966	3,496	3,928
	123,690	116,317	248,497	228,974
Expenses
Property operating	46,580	44,286	96,134	87,012
General and administrative	7,434	7,845	16,199	16,355
Acquisition and pursuit costs	431	422	1,181	726
Depreciation and amortization	47,691	43,926	95,188	86,588
	102,136	96,479	208,702	190,681
Other Income (Expense)
Gain on sales of real estate assets	68,267	4,849	68,218	4,865
Interest expense	(14,442)	(13,850)	(28,402)	(27,438)
Impairment of real estate assets	—	(5,610)	—	(5,610)
Interest and other income (expense), net	134	(743)	217	(735)
	53,959	(15,354)	40,033	(28,918)
Net Income	$75,513	$4,484	$79,828	$9,375

Basic earnings per common share	$0.56	$0.03	$0.59	$0.07
Diluted earnings per common share	$0.56	$0.03	$0.59	$0.07

Weighted average common shares outstanding - basic	133,634	127,449	133,335	125,799
Weighted average common shares outstanding - diluted	133,696	127,525	133,420	125,889
Dividends declared, per common share, during the period	$0.30	$0.30	$0.60	$0.60
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2020 and 2019
Amounts in thousands
Unaudited

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2020	2019	2020	2019
Net income	$75,513	$4,484	$79,828	$9,375
Other comprehensive income (loss)
Interest rate swaps
Reclassification adjustments for losses included in net income (interest expense)	938	(1)	1,267	15
Losses arising during the period on interest rate swaps	(1,455)	(4,577)	(11,119)	(5,301)
Losses on settlement of treasury rate locks arising during the period	—	—	(4,267)	—
	(517)	(4,578)	(14,119)	(5,286)
Comprehensive income (loss)	$74,996	$(94)	$65,709	$4,089
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Three Months Ended June 30, 2020 and 2019
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at March 31, 2020	$1,349	$3,494,123	$(19,777)	$1,131,619	$(2,747,886)	$1,859,428
Issuance of common stock, net of issuance costs	11	33,031	—	—	—	33,042
Share-based compensation	—	2,405	—	—	—	2,405
Net income	—	—	—	75,513	—	75,513
Reclassification adjustments for losses included in net income (interest expense)	—	—	938	—	—	938
Losses arising during the period on interest rate swaps	—	—	(1,455)	—	—	(1,455)
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(40,510)	(40,510)
Balance at June 30, 2020	$1,360	$3,529,559	$(20,294)	$1,207,132	$(2,788,396)	$1,929,361

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at March 31, 2019	$1,292	$3,302,814	$(1,611)	$1,093,010	$(2,589,726)	$1,805,779
Issuance of common stock, net of issuance costs	—	159	—	—	—	159
Share-based compensation	—	2,371	—	—	—	2,371
Net income	—	—	—	4,484	—	4,484
Reclassification adjustments for losses included in net income (interest expense)	—	—	(1)	—	—	(1)
Losses arising during the period on interest rate swaps	—	—	(4,577)	—	—	(4,577)
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(38,771)	(38,771)
Balance at June 30, 2019	$1,292	$3,305,344	$(6,189)	$1,097,494	$(2,628,497)	$1,769,444
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2020 and 2019
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2019	$1,347	$3,485,003	$(6,175)	$1,127,304	$(2,707,470)	$1,900,009
Issuance of common stock, net of issuance costs	12	40,351	—	—	—	40,363
Common stock redemptions	—	(798)	—	—	—	(798)
Share-based compensation	1	5,003	—	—	—	5,004
Net income	—	—	—	79,828	—	79,828
Reclassification adjustments for losses included in net income (interest expense)	—	—	1,267	—	—	1,267
Losses arising during the period on interest rate swaps	—	—	(15,386)	—	—	(15,386)
Dividends to common stockholders ($0.60 per share)	—	—	—	—	(80,926)	(80,926)
Balance at June 30, 2020	$1,360	$3,529,559	$(20,294)	$1,207,132	$(2,788,396)	$1,929,361

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2018	$1,253	$3,180,284	$(902)	$1,088,119	$(2,552,112)	$1,716,642
Issuance of common stock, net of issuance costs	38	120,620	—	—	—	120,658
Common stock redemptions	—	(570)	—	—	—	(570)
Share-based compensation	1	5,010	—	—	—	5,011
Net income	—	—	—	9,375	—	9,375
Reclassification adjustments for losses included in net income (interest expense)	—	—	14	—	—	14
Losses arising during the period on interest rate swaps	—	—	(5,301)	—	—	(5,301)
Dividends to common stockholders ($0.60 per share)	—	—	—	—	(76,385)	(76,385)
Balance at June 30, 2019	$1,292	$3,305,344	$(6,189)	$1,097,494	$(2,628,497)	$1,769,444
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	SIX MONTHS ENDED June 30,
	2020	2019
Net income	$79,828	$9,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,188	86,588
Other amortization	2,510	1,547
Share-based compensation	5,004	5,011
Amortization of straight-line rent receivable (lessor)	(1,807)	(1,063)
Amortization of straight-line rent on operating leases (lessee)	749	776
Gain on sales of real estate assets	(68,218)	(4,865)
Impairment of real estate assets	—	5,610
Loss from unconsolidated joint ventures	127	3
Distributions from unconsolidated joint ventures	184	277
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(1,272)	(2,015)
Accounts payable and accrued liabilities	(5,902)	(8,621)
Other liabilities	(1,152)	(1,943)
Net cash provided by operating activities	105,239	90,680

INVESTING ACTIVITIES
Acquisitions of real estate	(87,417)	(193,295)
Development of real estate	(2,678)	(13,006)
Additional long-lived assets	(44,316)	(30,892)
Proceeds from sales of real estate assets	—	12,118
Net cash used in investing activities	(134,411)	(225,075)

FINANCING ACTIVITIES
Net (repayments) borrowings on unsecured credit facility	(293,000)	58,000
Borrowings on term loan	150,000	50,000
Borrowings of notes and bonds payable	298,995	—
Repayments of notes and bonds payable	(31,698)	(11,483)
Dividends paid	(80,926)	(76,386)
Net proceeds from issuance of common stock	40,169	120,668
Common stock redemptions	(892)	(2,442)
Settlement of treasury rate locks	(4,267)	—
Debt issuance and assumption costs	(3,018)	(4,584)
Payments made on finance leases	(3,168)	(142)
Net cash provided by financing activities	72,195	133,631

Increase (decrease) in cash and cash equivalents	43,023	(764)
Cash and cash equivalents at beginning of period	657	8,381
Cash and cash equivalents at end of period	43,680	$7,617

Supplemental Cash Flow Information
Interest paid	$26,101	$26,512
Invoices accrued for construction, tenant improvements and other capitalized costs	$10,013	$10,853
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$19,269	$—
Capitalized interest	$706	$651
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of June 30, 2020, the Company had gross investments of approximately $4.2 billion in 210 real estate properties located in 24 states totaling approximately 15.5 million square feet. The Company provided leasing and property management services to approximately 12.0 million square feet nationwide. Square footage and property count disclosures in these Notes to the Company's Condensed Consolidated Financial Statements are unaudited.

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
The Company considered the impact of COVID-19 on these assumptions and estimates used and determined that there were no material adverse impacts on the Company's results of operations and financial position at June 30, 2020. There can be no assurance that COVID-19 will not have a future material adverse impact on the financial results and business operations of the Company.

COVID-19 Update
Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.
In response to the COVID-19 pandemic, all of the states and cities in which the Company owns properties, manages properties, and/or has development or redevelopment projects instituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. As a result, a number of the Company's tenants temporarily closed their offices or clinical space or operated on a reduced basis in response to government requirements or recommendations. Many of these restrictions have been lifted, but could be reimposed. In response to these disruptions, the Company provided some of its tenants with deferred rent arrangements. Through July 31, 2020, the Company has collected 97% of second quarter 2020 aggregate tenant billings and has agreed to various forms of rent deferrals representing approximately 2% of second quarter 2020 aggregate tenant billings. The tenant deferral agreements require the deferred amounts to be repaid in the third and fourth quarters of 2020.
For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess a lease modification to determine if the modification should be treated as a separate lease and if not, modification

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

accounting would be applied which would require a company to reassess the classification of the lease. However, in light of the COVID-19 pandemic in which many leases are being modified, the Financial Accounting Standards Board (the "FASB") and U.S. Securities and Exchange Commission (the "SEC") have provided relief that will allow companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. The Company has elected to use this relief where applicable and therefore will have no change in the current classification of its leases in connection with many of the leases impacted by negotiations with its tenants. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. If the cash flows are substantially the same or less, there are two methods to potentially account for such rent deferrals under the relief. The first would be as if no changes to the lease contract were made. Under that accounting, a lessor would increase its lease receivable and a lessee would increase its accounts payable as receivables/payments accrue. In its income statement, a lessor would continue to recognize revenue during the deferral period. The second method would be to treat the deferred payments as variable lease payments (i.e., revenue recognized when cash received). The Company has elected the first method described above, which results in the revenue being recognized on an accrual basis.
If tenants are unable to timely repay deferred rent, or repay at all, request additional rent deferrals or abatements, decide not to renew leases, or renew leases at lower cash leasing spreads, the impact on the Company’s results of operations and financial condition could be material. In the second quarter of 2020, the Company recognized approximately $0.7 million general reserve against an approximate $2.9 million deferred rent balance as of July 17, 2020.
Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for the fiscal year 2020. The Company continues to evaluate the impact of various forms of governmental assistance that may be or become available to the Company or its tenants.
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
Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Income in the Other operating line item. This line item includes parking income, rental lease guaranty income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
in thousands	2020	2019	2020	2019
Type of Revenue
Parking income	$1,227	$1,870	$3,278	$3,603
Rental lease guaranty	—	—	—	128
Management fee income	69	64	147	133
Miscellaneous	36	32	71	64
	$1,332	$1,966	$3,496	$3,928

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Note 2. Real Estate Investments
2020 Acquisitions
The following table details the Company's acquisitions for the six months ended June 30, 2020:

Dollars in millions	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	MORTGAGE NOTES PAYABLE	CASH CONSIDERATION [2]	REAL ESTATE	OTHER [3]	SQUARE FOOTAGE
Los Angeles, CA	MOB	1/3/20	$42.0	$(19.3)	$22.8	$42.4	$(0.3)	86,986
Atlanta, GA	MOB	2/13/20	12.0	—	11.8	12.1	(0.3)	64,624
Raleigh, NC	MOB	2/25/20	6.3	—	6.5	6.5	—	15,964
Colorado Springs, CO	MOB	3/9/20	8.2	—	8.3	8.6	(0.3)	34,210
Denver, CO [4]	MOB	3/13/20	33.5	—	33.2	34.0	(0.8)	136,994
Total real estate acquisitions			$102.0	$(19.3)	$82.6	$103.6	$(1.7)	338,778
Land acquisition [5]			1.6	—	1.7	1.7	—	—
			$103.6	$(19.3)	$84.3	$105.3	$(1.7)	338,778

1	MOB = medical office building.

2	Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

3	Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.

4	Includes three properties.

5	The Company acquired land parcels under four existing buildings (previously ground leased from the hospital system).

Subsequent Acquisitions
Subsequent to the end of the second quarter of 2020, the Company acquired the following properties:

Dollars in millions	TYPE	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE
San Diego, CA	MOB	7/1/20	$16.7	46,083
Los Angeles, CA	MOB	7/17/20	35.0	49,785
Seattle, WA	MOB	7/23/20	11.0	21,309
Atlanta, GA	MOB	7/31/20	20.5	48,145
Total real estate acquisitions			$83.2	165,322

Subsequent Dispositions
In May 2020, the Company and Mercy Health negotiated the sale of two single-tenant net leased properties, a medical office building in Oklahoma and an orthopedic specialty hospital in Missouri, for $244.5 million. The sale was structured through amendments to the leases to allow for the early exercise of existing purchase options. The amendments resulted in the application of lease modification accounting under ASC Topic 842, which resulted in lease classification changes from operating to sales-type. During the second quarter, the Company derecognized the real estate assets on the Condensed Consolidated Balance Sheets and recognized the net investment in sales-type leases, resulting in a gain of $68.3 million. See Note 3 to the Condensed Consolidated Financial Statements for additional disclosures of the sales-type leases. The Company disposed of these properties on July 30, 2020.
Assets Held for Sale
As of June 30, 2020 and December 31, 2019, the Company had no properties classified as held for sale.
Note 3. Leases
Lessor Accounting
The Company’s properties generally are leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2035. Some leases provide for fixed rent renewal terms in addition to market rent renewal terms. Some leases provide the lessee, during the term of the lease, with an option or right of first refusal to purchase the leased property. The Company’s single-tenant net leases generally require the lessee to pay minimum rent and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The Company's leases typically have escalators that are either based on a stated percentage or an index such as CPI (consumer price index). In addition, most of the Company's leases include nonlease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the three and six months ended June 30, 2020 was $122.4 million and $245.0 million, respectively.
Tabular Disclosure of the Components of Sales-Type Leases
The table below presents the components of sale-type leases for the thee and six months ended June 30, 2020:

	SALES-TYPE LEASES
In thousands	three months ended June 30, 2020	six months ended June 30, 2020
Profit recognized at commencement date	$68,267	$68,267	Gain on sales of real estate assets
Interest income	1,553	1,553	Rental income

Future lease payments under the non-cancelable operating and sales-type leases, excluding any reimbursements, as of June 30, 2020 were as follows:

In thousands	Operating	Sales-type [1]
2020	$181,180	$249,042
2021	332,072	—
2022	290,524	—
2023	242,546	—
2024	185,184	—
2025 and thereafter	476,791	—
	$1,708,297	$249,042

1	See Footnote 2 to the Condensed Consolidated Financial Statements for additional information.

Lessee Accounting
As of June 30, 2020, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of June 30, 2020, the Company had 104 properties totaling 8.7 million square feet that were held under ground leases. Some of the ground leases' renewal terms are based on fixed rent renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on the CPI. The Company had 42 prepaid ground leases as of June 30, 2020. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.2 million of the Company’s rental expense for the three months ended June 30, 2020 and 2019, respectively and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The Company’s future lease payments (primarily for its 62 non-prepaid ground leases) as of June 30, 2020 were as follows:

In thousands	OPERATING	FINANCING
2020	$2,012	$286
2021	4,844	930
2022	4,875	783
2023	4,913	793
2024	4,969	815
2025 and thereafter	307,665	88,808
Total undiscounted lease payments	329,278	92,415
Discount	(238,019)	(73,820)
Lease liabilities	$91,259	$18,595

The following table provides details of the Company's total lease expense for the three and six months ended June 30, 2020 and 2019:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
In thousands	2020	2019	2020	2019
Operating lease cost
Operating lease expense	$1,175	$1,163	$2,349	$2,279
Variable lease expense	804	795	1,604	1,535

Finance lease cost
Amortization of right-of-use assets	78	51	148	51
Interest on lease liabilities	240	196	477	196
Total lease expense	$2,297	$2,205	$4,578	$4,061

Other information
Operating cash flows outflows related to operating leases	$1,416	$1,402	$3,972	$4,173
Financing cash flows outflows related to financing leases	$2,847	$142	$3,168	$142
Right-of-use assets obtained in exchange for new finance lease liabilities	$7,212	$—	$7,212	$14,294

Weighted-average remaining lease term (excluding renewal options) - operating leases	49.1	49.9
Weighted-average remaining lease term (excluding renewal options) -finance leases	65.0	70.3
Weighted-average discount rate - operating leases	5.7%	5.5%
Weighted-average discount rate - finance leases	5.4%	5.9%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	MATURITY DATES	BALANCE AS OF		EFFECTIVE INTEREST RATE as of 6/30/2020
Dollars in thousands		6/30/2020	12/31/2019
$700 million Unsecured Credit Facility	5/23	$—	$293,000	N/A
$200 million Unsecured Term Loan Facility, net of issuance costs [1]	5/24	199,124	199,013	2.00%
$150 million Unsecured Term Loan due 2026 [2]	6/26	149,431	—	3.15%
Senior Notes due 2023, net of discount and issuance costs	4/23	248,756	248,540	3.95%
Senior Notes due 2025, net of discount and issuance costs [3]	5/25	248,647	248,522	4.08%
Senior Notes due 2028, net of discount and issuance costs	1/28	295,885	295,651	3.84%
Senior Notes due 2030, net of discount and issuance costs [4]	3/30	296,299	—	2.71%
Mortgage notes payable, net of discounts and issuance costs and including premiums	1/21-4/27	116,794	129,343	4.38%
		$1,554,936	$1,414,069

1	The effective interest rate includes the impact of interest rate swaps on $75.0 million at a weighted average rate of 2.37% (plus the applicable margin rate, currently 100 basis points).

2	The effective interest rate includes the impact of interest rate swaps on $100.0 million at a weighted average rate of 2.23% (plus the applicable margin rate, currently 160 basis points).

3
The effective interest rate includes the impact of the $1.7 million settlement of a forward-starting interest rate swap that is included in Accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets.

4
The effective interest rate includes the impact of the $4.3 million settlement of forward interest rate hedges that is included in Accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets.

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
On May 4, 2020, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.74% per annum with an outstanding principal of $0.3 million. The mortgage note encumbered an 83,318 square foot property in Iowa.
On May 29, 2020, the Company borrowed $150.0 million from its unsecured term loan due 2026.
On June 2, 2020, the Company repaid in full a mortgage note payable bearing interest at a rate of 6.44% per annum with an outstanding principal of $12.6 million. The mortgage note encumbered a 67,510 square foot property in Washington.
On June 25, 2020, the Company repaid in full three bonds bearing interest at rates of 5.63%, 6.63% and 6.88% per annum with outstanding principal of $0.5 million, $2.8 million, and $7.0 million, respectively. The bonds encumbered a 60,476 square foot property in Minnesota.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

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
As of June 30, 2020, the Company had eight outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

DERIVATIVE INSTRUMENT	NUMBER OF INSTRUMENTS	NOTIONAL AMOUNT in millions
Interest rate swaps	8	$175.0

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of June 30, 2020.

	BALANCE AT JUNE 30, 2020
In thousands	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps	Other liabilities	$15,339
Total derivatives designated as hedging instruments		$15,339

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three and six months ended June 30, 2020 and 2019 related to the Company's outstanding interest rate swaps.

	LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended June 30,			(GAIN) LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended June 30,
In thousands	2020	2019		2020	2019
Interest rate swaps	$1,455	$4,577	Interest expense	$789	$(43)
Settled treasury hedges	—	—	Interest expense	107	—
Settled interest rate swaps	—	—	Interest expense	42	42
	$1,455	$4,577	Total interest expense	$938	$(1)

	LOSS RECOGNIZED IN AOCI ON DERIVATIVE six months ended June 30,			(GAIN) LOSS RECLASSIFIED FROM AOCI INTO INCOME six months ended June 30,
In thousands	2020	2019		2020	2019
Interest rate swaps	$11,119	$5,301	Interest expense	$1,061	$(69)
Settled treasury hedges	4,267	—	Interest expense	122	—
Settled interest rate swaps	—	—	Interest expense	84	84
	$15,386	$5,301	Total interest expense	$1,267	$15
The Company estimates that $4.4 million will be reclassified from AOCI to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company's agreements with each of its derivative counterparties contain a cross-default provision under which the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
As of June 30, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $16.0 million. As of June 30, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement.
Note 6. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Redevelopment Activity
The Company initiated the redevelopment of a 110,883 square foot medical office building in Memphis, Tennessee ("Memphis Redevelopment") in December 2019. As of June 30, 2020, the Company funded approximately $2.3 million, excluding the purchase price of $8.7 million for the land and building. The building will continue to operate with in-place leases during construction. The Memphis Redevelopment is expected to be completed in the first quarter of 2021.

Development Activity
The Company completed the development of a 151,031 square foot medical office building in Seattle, Washington. As of June 30, 2020, the Company had funded approximately $58.8 million towards the development and additional tenant improvements. The Company expects to fund an additional amount of approximately $5.3 million for additional tenant improvements associated with this project. The first tenant took occupancy in the first quarter of 2020.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Note 7. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the six months ended June 30, 2020 and the year ended December 31, 2019:

	JUNE 30, 2020	DECEMBER 31, 2019
Balance, beginning of period	134,706,154	125,279,455
Issuance of common stock	1,286,743	9,251,440
Nonvested share-based awards, net of withheld shares	55,274	175,259
Balance, end of period	136,048,171	134,706,154

At-The-Market Equity Offering Program
On February 14, 2020, the Company entered into sales agreements with six investment banks to allow sales under its at-the-market equity offering program of up to an aggregate of $500.0 million of common stock. The Company sold 1,268,237 shares under the Company's at-the market equity offering program during the six months ended June 30, 2020. The sales generated $39.9 million in net proceeds at prices to the public ranging from $30.50 to $36.15 per share (weighted average of $31.86 per share). The sales occurred during the following time periods:

•
During the first quarter of 2020, the Company sold 196,250 shares under the Company's at-the-market equity offering program generating approximately $7.0 million in net proceeds at prices to the public ranging from $33.00 to $36.15 per share (weighted average of $36.09 per share).

•
During the second quarter of 2020, the Company sold 1,071,987 shares under the Company's at-the-market equity offering program generating approximately $32.9 million in net proceeds at prices to the public ranging from $30.50 to $31.29 per share (weighted average of $31.08 per share).

In addition, the Company entered into two forward equity agreements:

•
In the second quarter of 2020, the Company entered into a forward equity agreement for a total of 1,579,371 shares at an aggregate price of $31.66 per share, subject to adjustments as provided in the forward equity agreements. This agreement matures in June 2021.

•
In July 2020, the Company entered into an additional forward equity agreement for a total of 764,472 shares at an aggregate price of $31.84 per share, subject to adjustments as provided in the forward equity agreements. This agreement matures in July 2021.

Including the forward equity contracts discussed above, the Company has approximately $385.3 million remaining available to be sold under the current sales agreements at the date of this filing.
Common Stock Dividends
During the six months ended June 30, 2020, the Company declared and paid common stock dividends totaling $0.60 per share. On August 4, 2020, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on August 31, 2020 to stockholders of record on August 17, 2020.
Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's nonvested share-based awards are considered participating securities pursuant to the two-class method.
In June 2020, the Company entered into a forward sale agreement pursuant to a forward equity arrangement to sell approximately 1.6 million shares of common stock through the Company's at-the-market equity offering program.
The Company considered the accounting guidance governing financial instruments and derivatives to account for this agreement and concluded that it was not a liability as it did not embody obligations to repurchase our shares of common stock nor did it embody obligations to issue a variable number of shares for which the monetary value was predominately fixed, varying with something other than the fair value of the shares or varying inversely in relation to the shares. In addition, the Company evaluated whether the agreement met the derivative and hedging guidance

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

scope exception to be accounted for as an equity instrument and concluded that the agreement can be classified as equity.
The Company used the treasury method to determine the dilution from the forward equity agreement during the period of time prior to settlement. The number of weighted-average shares outstanding used in the computation of earnings per common share for the three and six months ended June 30, 2020, included the effect from the assumed issuance of 1.6 million shares of common stock pursuant to the settlement of the forward equity agreements at the contractual price, less the assumed repurchase of the common stock at the average market price using the proceeds of approximately $50.0 million, adjusted for costs to borrow. For the three months ended June 30, 2020, 11,331 weighted-average incremental shares of common stock were excluded from the computation of weighted-average common shares outstanding - diluted, as the impact was anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2020 and 2019.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Dollars in thousands, except per share data	2020	2019	2020	2019
Weighted average common shares outstanding
Weighted average common shares outstanding	135,367,081	129,228,102	135,062,708	127,577,389
Non-vested shares	(1,733,435)	(1,778,648)	(1,727,762)	(1,778,674)
Weighted average common shares outstanding - basic	133,633,646	127,449,454	133,334,946	125,798,715

Weighted average common shares outstanding - basic	133,633,646	127,449,454	133,334,946	125,798,715
Dilutive effect of forward equity shares	—	—	2,149	—
Dilutive effect of employee stock purchase plan	62,266	75,153	83,217	90,640
Weighted average common shares outstanding - diluted	133,695,912	127,524,607	133,420,312	125,889,355

Net Income	$75,513	$4,484	$79,828	$9,375
Dividends paid on nonvested share-based awards	(521)	(534)	(1,039)	(1,070)
Net income applicable to common stockholders	$74,992	$3,950	$78,789	$8,305

Basic earnings per common share - net income	$0.56	$0.03	$0.59	$0.07
Diluted earnings per common share - net income	$0.56	$0.03	$0.59	$0.07

Incentive Plans
A summary of the activity under the Company's share-based incentive plans for the three and six months ended June 30, 2020 and 2019 is included in the table below.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Share-based awards, beginning of period	1,724,761	1,784,127	1,754,066	1,769,863
Granted	39,493	24,996	78,837	89,767
Vested	(24,996)	(30,989)	(93,645)	(81,496)
Share-based awards, end of period	1,739,258	1,778,134	1,739,258	1,778,134

During the six months ended June 30, 2020 and 2019, the Company withheld 23,563 and 19,546 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

In addition to the share-based incentive plans, the Company maintains the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three and six months ended June 30, 2020 and 2019 is included in the table below.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Outstanding and exercisable, beginning of period	370,696	390,776	332,659	328,533
Granted	—	—	212,716	235,572
Exercised	(2,463)	(4,386)	(14,367)	(19,016)
Forfeited	(6,514)	(23,172)	(29,495)	(39,797)
Expired	—	—	(139,794)	(142,074)
Outstanding and exercisable, end of period	361,719	363,218	361,719	363,218

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

The table below details the fair values and carrying values for notes and bonds payable at June 30, 2020 and December 31, 2019.

	JUNE 30, 2020		DECEMBER 31, 2019
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$1,554.9	$1,622.8	$1,414.1	$1,425.8

1	Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

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
In response to the COVID-19 pandemic, all of the states and cities in which the Company owns properties, manages properties, and/or has development or redevelopment projects instituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. As a result, a number of the Company's tenants temporarily closed their offices or clinical space or operated on a reduced basis in response to government requirements or recommendations. Many of these restrictions have been lifted, but could be reimposed. In response to these disruptions, the Company provided some of its tenants with deferred rent arrangements. Through July 31, 2020, the Company has collected 97% of second quarter 2020 aggregate tenant billings and has agreed to various forms of rent deferrals representing approximately 2% of second quarter 2020 aggregate tenant billings. The tenant deferral agreements require the deferred amounts to be repaid in the third and fourth quarters of 2020.
Management believes that many of its tenants who have experienced disruption to their businesses as a result of the COVID-19 pandemic have obtained or will qualify for various forms of government financial assistance including pursuant to the Coronavirus Aid, Relief, and Economic Security Act or the “CARES Act", which was signed into law on March 27, 2020. Accordingly, the Company promotes awareness of the availability of these initiatives to its tenants.
If tenants are unable to timely repay, or repay at all, deferred rent, if they request additional rent deferrals or abatements, decide not to renew leases, or renew leases at lower cash leasing spreads (See “Expiring Leases” below), the impact on the Company’s results of operations and financial condition could be material. In the second quarter of 2020, the Company recognized approximately $0.7 million general reserve against an approximate $2.9 million deferred rent balance as of July 17, 2020.

At June 30, 2020, the Company had available $743.7 million in liquidity (See “Sources and Uses of Cash” and “Financing Activities” below) and no significant debt maturities prior to 2023. In addition, the Company has entered into forward equity agreements that have expected proceeds of up to approximately $74.3 million that can be settled at the Company's election anytime through July 2021. The COVID-19 pandemic has affected the availability and cost of capital and may continue to do so for some time. Management believes that the Company currently has adequate liquidity to operate its business without significant disruption. However, if the pandemic continues to have an impact on the availability and cost of capital, the Company’s business could be materially affected.
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, borrowings under the Company's Unsecured Credit Facility and Term Loan, proceeds from the sales of real estate properties and proceeds from public or private debt or equity offerings. As of June 30, 2020, the Company had $700.0 million available to be drawn on its Unsecured Credit Facility and $43.7 million in cash. In addition, the Company has entered into forward equity agreements that have expected proceeds of up to approximately $74.3 million that can be settled at the Company's election anytime through June 2021.
The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service, through cash flows from operations and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $3.9 billion at June 30, 2020, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2020 were approximately $134.4 million. Below is a summary of significant investing activities.
2020 Acquisitions
The following table details the Company's acquisitions for the six months ended June 30, 2020:

Dollars in millions	HEALTH SYSTEM AFFILIATION	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	CAP RATE	MILES TO CAMPUS
Los Angeles, CA	MemorialCare Health	1/3/20	$42.0	86,986	5.3%	0.14
Atlanta, GA	Wellstar Health System	2/13/20	12.0	64,624	5.6%	0.10
Raleigh, NC	WakeMed Health	2/25/20	6.3	15,964	6.7%	0.04
Colorado Springs, CO	None	3/9/20	8.2	34,210	6.5%	1.60
Denver, CO [1]	UCHealth	3/13/20	33.5	136,994	6.1%	0.24
Total real estate acquisitions			$102.0	338,778	5.8%
Land acquisition [2]			1.6	—
			$103.6	338,778

1	Includes three properties.

2	The Company acquired land parcels under four existing buildings (previously ground leased with the hospital system).

Subsequent Acquisitions
Subsequent to the end of the second quarter of 2020, the Company acquired the following properties:

Dollars in millions	TYPE	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE
San Diego, CA	MOB	7/1/20	$16.7	46,083
Los Angeles, CA	MOB	7/17/20	35.0	49,785
Seattle, WA	MOB	7/23/20	11.0	21,309
Atlanta, GA	MOB	7/31/20	20.5	48,145
Total real estate acquisitions			$83.2	165,322

Subsequent Dispositions
In May 2020, the Company entered into agreements to sell a medical office building in Oklahoma and an orthopedic specialty hospital in Missouri to Mercy for $244.5 million. See Notes 2 and 3 to the Condensed Consolidated Financial Statements for additional disclosures of the sales-type leases. The Company disposed of these properties on July 30, 2020.

Capital Funding
During the six months ended June 30, 2020, the Company funded the following:

•	$12.6 million toward development and redevelopment of properties;

•	$7.7 million toward first generation tenant improvements and planned capital expenditures for acquisitions;

•	$12.0 million toward second generation tenant improvements; and

•	$8.2 million toward capital expenditures.

Financing Activities
Cash flows provided by financing activities for the six months ended June 30, 2020 were approximately $72.2 million. Inflows from equity related to the Company's common stock issuances and net borrowings totaled $489.2 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $417.0 million primarily associated with dividends paid to common stockholders and repayments on the Credit Facility. See Notes 4 and 7 to the Condensed Consolidated Financial Statements for more information about capital markets and financing activities.

Common Stock Issuances
On February 14, 2020, the Company entered into sales agreements with six investment banks to allow sales under its at-the-market equity offering program of up to an aggregate of $500.0 million of common stock. The Company sold 1,268,237 shares under the Company's at-the market equity offering program during the six months ended June 30, 2020. The sales generated $39.9 million in net proceeds at prices to the public ranging from $30.50 to $36.15 per share (weighted average of $31.86 per share). The sales occurred during the following time periods:

•
During the first quarter of 2020, the Company sold 196,250 shares under the Company's at-the-market equity offering program generating approximately $7.0 million in net proceeds at prices to the public ranging from $33.00 to $36.15 per share (weighted average of $36.09 per share).

•
During the second quarter of 2020, the Company sold 1,071,987 shares under the Company's at-the-market equity offering program generating approximately $32.9 million in net proceeds at prices to the public ranging from $30.50 to $31.29 per share (weighted average of $31.08 per share).

In addition, the Company entered into two forward equity agreements:

•
In the second quarter of 2020, the Company entered into a forward equity agreement for a total of 1,579,371 shares at an aggregate price of $31.66 per share, subject to adjustments as provided in the forward equity agreements. This agreement matures in June 2021.

•
In July 2020, the Company entered into an additional forward equity agreement for a total of 764,472 shares at an aggregate price of $31.84 per share, subject to adjustments as provided in the forward equity agreements. This agreement matures in July 2021.

Including the forward equity contracts discussed above, the Company has approximately $385.3 million remaining available to be sold under the current sales agreements at the date of this filing.

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
On May 4, 2020, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.74% per annum with an outstanding principal of $0.3 million. The mortgage note encumbered a 83,318 square foot property in Iowa.
On May 29, 2020, the Company borrowed $150.0 million from its unsecured term loan due 2026.
On June 2, 2020, the Company repaid in full a mortgage note payable bearing interest at a rate of 6.44% per annum with an outstanding principal of $12.6 million. The mortgage note encumbered a 67,510 square foot property in Washington.
On June 25, 2020, the Company repaid in full three bonds bearing interest at rates of 5.63%, 6.63% and 6.88% per annum with outstanding principal of $0.5 million, $2.8 million, and $7.0 million, respectively. The bonds encumbered a 60,476 square foot property in Minnesota.
The Company has outstanding interest rate derivatives totaling $175.0 million to hedge one-month LIBOR. The following details the amount and rate of each swap (dollars in thousands):

EFFECTIVE DATE	AMOUNT	WEIGHTED AVERAGE RATE	EXPIRATION DATE
December 18, 2017	$25,000	2.18%	December 16, 2022
February 1, 2018	50,000	2.46%	December 16, 2022
May 1, 2019	50,000	2.33%	May 1, 2026
June 3, 2019	50,000	2.13%	May 1, 2026
	$175,000	2.29%

Operating Activities
Cash flows provided by operating activities increased from $90.7 million for the six months ended June 30, 2019 to $105.2 million for the six months ended June 30, 2020. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses.
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
COVID-19 Pandemic
For information on the ways that the COVID-19 pandemic is impacting the Company and its tenants, see "COVID-19 Update" above.
Expiring Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 407 leases totaling 1.6 million square feet in the Company's multi-tenant portfolio that will expire during the remainder of 2020. Approximately 82% of the leases expiring in 2020 are in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of multi-tenant property tenants upon expiration, and the retention ratio for the first six months of the year has been within this range.
Included in the 2020 lease expirations is a 111,000 square foot fitness center leased by Baylor Scott & White Health. The fitness center is located in a 217,000 square foot on-campus medical office building. A new operator is expected to execute an approximately 14-year lease for a reconfigured 52,000 square foot fitness center.  Baylor will continue to lease and operate the existing fitness center until the construction of the new center is complete.  Once the Baylor lease expires, the Company plans a redevelopment of the building including upgrading common areas, bathrooms, and the exterior of the building.
Also included in the 2020 lease expirations is the July 31 expiration of a 62,000 square foot office lease. A telecommunication company occupies three floors of a 145,000 square foot office building and is expected to vacate. The Company has begun marketing the space and anticipates that releasing efforts will include subdividing the space for multiple users. The Company recognized revenue of approximately $0.4 million related to this lease in the second quarter of 2020.
The Company had one single-tenant net leased, on-campus medical office building with a lease term that expired in the second quarter of 2020. The Company has been in discussions about a long-term lease renewal, but given the COVID-19 pandemic, executed a 6-month extension through December 31, 2020 to allow more time to finalize a long-term lease agreement.

Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of June 30, 2020, leases for 89% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 31% having modified gross lease structures and 58% having net lease structures.
Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	NUMBER OF PROPERTIES		GROSS REAL ESTATE INVESTMENT AS OF JUNE 30, 2020
YEAR EXERCISABLE	MOB	INPATIENT	FAIR MARKET VALUE METHOD [1]	NON FAIR MARKET VALUE METHOD [2]	TOTAL
Current [3]	3	1	$96,613	$—	$96,613
2021	1	—	—	14,984	14,984
2022	—	—	—	—	—
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	4	—	48,165	19,459	67,624
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	1	—	43,957	—	43,957
2029	1	—	26,494	—	26,494
2030 and thereafter	4	—	100,718	—	100,718
Total	14	1	$315,947	$34,443	$350,390

1	The purchase option price includes a fair market value component that is determined by an appraisal process.

2	Includes properties with stated purchase prices or prices based on fixed capitalization rates.

3	These purchase options have been exercisable for an average of 11.9 years.

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
Management believes FFO, Normalized FFO, FFO per share, Normalized FFO per share and FAD ("Non-GAAP Measures") provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Non-GAAP Measures can facilitate comparisons of operating performance between periods. The Company reports Non-GAAP Measures because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these Non-GAAP Measures. However, none of these measures represent cash generated from operating activities determined in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs. Further, these measures should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles net income to FFO, Normalized FFO and FAD for the three and six months ended June 30, 2020 and 2019.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Amounts in thousands, except per share data	2020	2019	2020	2019
Net income	$75,513	$4,484	$79,828	$9,375
(Gain) on sales of real estate assets	(68,267)	(4,849)	(68,218)	(4,865)
Impairment of real estate assets	—	5,610	—	5,610
Real estate depreciation and amortization	48,657	44,682	97,269	88,066
FFO attributable to common stockholders	$55,903	$49,927	$108,879	$98,186
Acquisition and pursuit costs [1]	431	422	1,181	726
Lease intangible amortization	(16)	54	729	138
Debt financing costs	—	760	—	760
Normalized FFO attributable to common stockholders	$56,318	$51,163	$110,789	$99,810
Non-real estate depreciation and amortization	822	829	1,645	1,592
Non-cash interest expense amortization [2]	1,035	707	1,781	1,409
Provision for bad debt, net	945	150	862	75
Straight-line rent, net	(382)	(1)	(1,042)	(271)
Stock-based compensation	2,405	2,372	5,003	5,011
Normalized FFO adjusted for non-cash items	$61,143	$55,220	$119,038	$107,626
2nd generation TI	(6,005)	(6,124)	(12,045)	(10,450)
Leasing commissions paid	(2,258)	(2,315)	(5,082)	(3,662)
Capital additions	(4,777)	(4,993)	(8,247)	(8,455)
FAD	$48,103	$41,788	$93,664	$85,059
FFO per common share - diluted	$0.42	$0.39	$0.81	$0.78
Normalized FFO per common share - diluted	$0.42	$0.40	$0.83	$0.79
FFO weighted average common shares outstanding - diluted [3]	134,464	128,279	134,221	126,615

1	Acquisition and pursuit costs include third party and travel costs related to the pursuit of acquisitions and developments.

2	Includes the amortization of deferred financing costs, discounts and premiums.

3
The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 767,760 and 800,255, respectively for the three and six months ended June 30, 2020.

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

Any recently acquired property will be included in the same store pool once the Company has owned the property for eight full quarters. Newly developed properties will be included in the same store pool eight full quarters after substantial completion. Any additional square footage created by redevelopment projects at a same store property is included in the same store pool immediately upon completion. Any property included in the reposition property group will be included in the same store analysis once occupancy has increased to 60% or greater with positive net operating income and has remained at that level for eight full quarters. The following table reflects the Company's same store cash NOI for the three months ended June 30, 2020 and 2019.

	NUMBER OF PROPERTIES	GROSS INVESTMENT at June 30, 2020	SAME STORE CASH NOI for the three months ended June 30,
Dollars in thousands			2020	2019
Multi-tenant properties	161	$3,314,437	$58,998	$58,258
Single-tenant net lease properties	12	256,795	5,799	5,887
Total	173	$3,571,232	$64,797	$64,145
The following tables reconcile net income to same store NOI and the same store property metrics to the total owned real estate portfolio for the three months ended June 30, 2020 and 2019:

Reconciliation of Same Store Cash NOI

	THREE MONTHS ENDED JUNE 30,
Dollars in thousands	2020	2019
Net income	$75,513	$4,484
Other income (expense)	(53,959)	15,354
General and administrative expense	7,434	7,845
Depreciation and amortization expense	47,691	43,926
Other expenses [1]	2,185	1,965
Straight-line rent revenue	(390)	(8)
Other revenue [2]	(3,213)	(1,447)
Cash NOI	75,261	72,119
Cash NOI not included in same store	(10,464)	(7,974)
Same store cash NOI	64,797	64,145
Reposition NOI	374	550
Same store and reposition cash NOI	$65,171	$64,695

1	Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.

2	Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF JUNE 30, 2020
	PROPERTY COUNT	GROSS INVESTMENT	SQUARE FEET	OCCUPANCY
Same store properties	173	$3,571,232	13,330,771	88.4%
Acquisitions	26	535,170	1,455,265	89.2%
Development completions	1	51,677	151,031	60.5%
Reposition	10	85,991	523,159	46.9%
Total owned real estate properties	210	$4,244,070	15,460,226	86.8%
Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The Company’s results of operations for the three months ended June 30, 2020 compared to the same period in 2019 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.

Revenues
Total revenues increased $7.4 million, or 6.3%, to approximately $123.7 million for the three months ended June 30, 2020 compared to $116.3 million in the prior year period. This increase is comprised of the following:

	THREE MONTHS ENDED JUNE 30,		CHANGE
Dollars in thousands	2020	2019	$	%
Property operating	$111,076	$102,818	$8,258	8.0%
Single-tenant net lease	10,518	11,138	(620)	(5.6)%
Straight-line rent	764	395	369	93.4%
Rental income	122,358	114,351	8,007	7.0%
Other operating	1,332	1,966	(634)	(32.2)%
Total revenues	$123,690	$116,317	$7,373	6.3%
Property operating revenue increased $8.3 million, or 8.0%, from the prior year period primarily as a result of the following activity:

•	Acquisitions in 2019 and 2020 and a development in 2020 contributed $8.4 million.

•	Leasing activity, including contractual rent increases, contributed $0.5 million.

•	Dispositions in 2019 resulted in a decrease of $0.6 million.
Single-tenant net lease revenue decreased $0.6 million, or 5.6%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2019 resulted in a decrease of $0.8 million.

•	Leasing activity contributed $0.2 million.
Straight-line rent revenue increased $0.4 million or 93.4% from the prior year primarily as a result of the following activity:

•	Acquisitions in 2019 and 2020 and a development in 2020 contributed $0.4 million.

•	Leasing, including contractual rent increases, contributed $0.1 million.

•	Dispositions in 2019 resulted in a decrease of $0.1 million.
Other operating income decreased $0.6 million or 32.2% from the prior year primarily due to a reduction in variable parking revenue.

Expenses
Property operating expenses increased $2.3 million, or 5.2%, for the three months ended June 30, 2020 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2019 and 2020 and a development in 2020 resulted in an increase of $3.6 million.

•	Increases in portfolio operating expenses as follows:

•	Portfolio property tax expense of $0.2 million;

•	Compensation related expenses of $0.2 million; and

•	Portfolio insurance expense of $0.2 million.

•	Maintenance and repair expense decreased $0.6 million.

•	Utilities expense decreased $0.6 million.

•	Administrative and legal fees decreased approximately $0.1 million.

•	Dispositions in 2019 resulted in a decrease of $0.6 million.
General and administrative expenses decreased approximately $0.4 million, or 5.2%, for the three months ended June 30, 2020 compared to the prior year period primarily due as a result of the following activity:

•	Decrease in compensation expense of approximately $0.2 million.

•	Decrease in travel expense of $0.2 million.
Depreciation and amortization expense increased $3.8 million, or 8.6%, for the three months ended June 30, 2020 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2019 and 2020 and a development in 2020 resulted in an increase of $4.9 million.

•	Various building and tenant improvement expenditures resulted in an increase of $2.6 million.

•	Dispositions in 2019 resulted in a decrease of $0.7 million.

•	Assets that became fully depreciated resulted in a decrease of $3.0 million.

Other income (Expense)
Other income (expense) increased $69.3 million from the prior year mainly due to the following activity:
Gains on sale of real estate properties
Gains on sale of real estate properties totaling approximately $68.3 million and $4.8 million are associated with the two and four real estate properties during 2020 and 2019, respectively. The gain that was recognized in 2020 relates to the agreements to sell two properties which resulted in lease modifications requiring the Company to recognize the gain prior to sale. See Notes 2 and 3 to the Condensed Consolidated Financial Statements for additional disclosures of the sales-type leases.
Interest expense
Interest expense increased $0.6 million, or 4.3%, for the three months ended June 30, 2020 compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED JUNE 30,		CHANGE
Dollars in thousands	2020	2019	$	%
Contractual interest	$13,453	$13,292	$161	1.2%
Net discount/premium accretion	204	51	153	300.0%
Deferred financing costs amortization	682	613	69	11.3%
Interest rate swap amortization	42	42	—	—%
Treasury hedge amortization	107	—	107	—%
Interest cost capitalization	(286)	(344)	58	(16.9)%
Right-of-use assets financing amortization	240	196	44	22.4%
Total interest expense	$14,442	$13,850	$592	4.3%
Contractual interest expense increased $0.2 million, or 1.2%, primarily due to the following activity:

•	The Senior Notes due 2030 accounted for an increase of $1.8 million.

•	The Term Loan due 2024 and the initial funding of the Term Loan due 2026, net of swaps, accounted for an increase of approximately $0.4 million.

•	The Unsecured Credit Facility principal and rate decreases accounted for a decrease of approximately $2.0 million.

Impairment of real estate assets
Impairment of real estate assets totaling approximately $5.6 million is associated with the sales of two real estate properties during 2019.

Interest and other income (expense)
In 2019, the Company expensed approximately $0.8 million of debt issuance costs as a result of the Term Loan modification.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The Company’s results of operations for the six months ended June 30, 2020 compared to the same period in 2019 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Total revenues increased $19.5 million, or 8.5%, to approximately $248.5 million for the six months ended June 30, 2020 compared to $229.0 million in the prior year period. This increase is comprised of the following:

	SIX MONTHS ENDED JUNE 30,		CHANGE
Dollars in thousands	2020	2019	$	%
Property operating	$222,223	$201,799	$20,424	10.1%
Single-tenant net lease	20,971	22,184	(1,213)	(5.5)%
Straight-line rent	1,807	1,063	744	70.0%
Rental income	245,001	225,046	19,955	8.9%
Other operating	3,496	3,928	(432)	(11.0)%
Total revenues	$248,497	$228,974	$19,523	8.5%
Property operating revenue increased $20.4 million, or 10.1%, from the prior year period primarily as a result of the following activity:

•	Acquisitions in 2019 and 2020 and a development in 2020 contributed $17.9 million.

•	Leasing activity, including contractual rent increases, contributed $4.1 million.

•	Dispositions in 2019 resulted in a decrease of $1.6 million.
Single-tenant net lease revenue decreased $1.2 million, or 5.5%, from the prior year period primarily as a result of the following activity:

•	Dispositions in 2019 resulted in a decrease of $1.5 million.

•	Leasing activity, including contractual increases, contributed $0.3 million.
Straight-line rent revenue increased $0.7 million or 70.0% from the prior year primarily due to acquisitions in 2019 and 2020 and a development in 2020 totaling $0.9 million, partially offset by leasing activity and contractual rent increases totaling $0.2 million.
Other operating income decreased $0.4 million or 11.0% from the prior year primarily due to a reduction in variable parking revenue.

Expenses
Property operating expenses increased $9.1 million, or 10.5%, for the six months ended June 30, 2020 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2019 and 2020 and a development in 2020 resulted in an increase of $7.8 million.

•	Increases in portfolio operating expenses as follows:

•	Portfolio property tax expense of $1.4 million;

•	Compensation related expenses of $0.3 million;

•	Portfolio insurance expense of $0.4 million;

•	Portfolio security expense of $0.3 million; and

•	Portfolio janitorial expense of $0.1 million.

•	Utilities expense resulted in a decrease of $0.7 million.

•	Administrative and legal fees increased approximately $0.2 million.

•	Maintenance and repair expense resulted in a decrease of $0.2 million.

•	Increase in intangible amortization expense totaling $0.7 million.

•	Dispositions in 2019 resulted in a decrease of $1.2 million.
General and administrative expenses decreased approximately $0.2 million, or 1.0%, for the six months ended June 30, 2020 compared to the prior year period primarily due to travel expense.
Depreciation and amortization expense increased $8.6 million, or 9.9%, for the six months ended June 30, 2020 compared to the prior year period primarily as a result of the following activity:

•	Acquisitions in 2019 and 2020 and a development in 2020 resulted in an increase of $11.0 million.

•	Various building and tenant improvement expenditures resulted in an increase of $5.3 million.

•	Dispositions in 2019 resulted in a decrease of $2.2 million.

•	Assets that became fully depreciated resulted in a decrease of $5.5 million.

Other income (expense)
Other income (expense) increased $69.0 million from the prior year mainly due to the following activity:
Gains on sale of real estate properties
Gains on sale of real estate properties totaling approximately $68.2 million and $4.9 million are associated with the two and four real estate properties during 2020 and 2019, respectively. The gain that was recognized in 2020 relates to the agreements to sell two properties which resulted in lease modifications requiring the Company to recognize the gain prior to sale. See Notes 2 and 3 to the Condensed Consolidated Financial Statements for additional disclosures of the sales-type leases.
Interest expense
Interest expense increased $1.0 million, or 3.5%, for the six months ended June 30, 2020 compared to the prior year period. The components of interest expense are as follows:

	SIX MONTHS ENDED JUNE 30,		CHANGE
Dollars in thousands	2020	2019	$	%
Contractual interest	$26,850	$26,485	$365	1.4%
Net discount/premium accretion	256	102	154	151.0%
Deferred financing costs amortization	1,319	1,222	97	7.9%
Interest rate swap amortization	84	84	—	—%
Treasury hedge amortization	122	—	122	—%
Interest cost capitalization	(706)	(651)	(55)	8.4%
Right-of-use assets financing amortization	477	196	281	143.4%
Total interest expense	$28,402	$27,438	$964	3.5%
Contractual interest expense increased $0.4 million, or 1.4%, primarily due to the following activity:

•	Senior Notes due 2030 accounted for an increase of approximately $2.1 million.

•	The Term Loan due 2024 and the initial funding of the Term Loan due 2026, net of swaps, accounted for an increase of approximately $0.8 million.

•	The Unsecured Credit Facility principal and rate decrease accounted for a decrease of approximately $2.4 million.

•	Mortgage notes repayments accounted for a decrease of $0.1 million.

Impairment of real estate assets
Impairment of real estate assets totaling approximately $5.6 million is associated with the sales of two real estate properties during 2019.
Interest and other income (expense)
In 2019, the Company expensed approximately $0.8 million of debt issuance costs as a result of the Term Loan modification.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the six months ended June 30, 2020, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the Company's quarterly report on the Form 10-Q for the quarter ended March 31, 2020 which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the Company's quarterly report on the Form 10-Q for the quarter ended March 31, 2020 are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.
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
All of the states and cities in which the Company owns properties, manages properties, and/or has development or redevelopment projects instituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. As a result, a number of the Company's tenants temporarily closed their offices or clinical space or operated on a reduced basis in response to government requirements or recommendations. Many of these restrictions were lifted during the second quarter of 2020, but could be reimposed.
Through July 31, 2020, the Company has collected 97% of second quarter 2020 aggregate tenant billings and has agreed to various forms of rent deferrals representing approximately 2% of second quarter 2020 aggregate tenant billings. The tenant deferral agreements require the deferred amounts to be repaid in the third and fourth quarters of 2020. The tenant deferral agreements require the amounts to be repaid in the third and fourth quarters of 2020.
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
Settlement provisions contained in a forward equity agreement could result in substantial dilution to the Company's earnings per share and return on equity or result in substantial cash payment obligations.
The Company has outstanding forward equity agreements and may enter into additional forward equity agreements in the future. Forward equity agreements typically provide that the relevant forward purchaser will have the right to accelerate that particular forward equity agreement (with respect to all or any portion of the transaction under that particular forward equity agreement that the relevant forward purchaser determines is affected by such event) and require us to settle on a date specified by the relevant forward purchaser if:

•	the relevant forward purchaser is unable to establish, maintain or unwind its hedge position with respect to that particular forward equity agreement;

•
a termination event occurs as a result of us declaring a dividend or distribution on our common stock with a cash value in excess of a specified amount per calendar quarter, or with an ex-dividend date prior to the anticipated ex-dividend date for such cash dividend;

•
an extraordinary event (as such term is defined in that particular forward equity agreement and which includes certain mergers and tender offers and the delisting of our common stock) occurs or our board of directors votes to approve or there is a public announcement of, in either case, any action that, if consummated, would constitute such an extraordinary event; or

•
certain other events of default, termination events, or other specified events occur, including, among other things, any material misrepresentation made by us in connection with entering into that particular forward equity agreement, or a nationalization, a bankruptcy termination event or a change in law (as such terms are defined in that particular forward equity agreement).

A forward purchaser’s decision to exercise its right to accelerate the settlement of a particular forward equity agreement will be made irrespective of the Company's need for capital. In such cases, we could be required to issue and deliver shares of common stock under the physical settlement provisions of that particular forward equity agreement or, if we so elect and the forward purchaser so permits our election, net share settlement provisions of that particular forward equity agreement irrespective of our capital needs, which would result in dilution to our earnings per share and return on equity.
We expect that settlement of any forward equity agreement will generally occur no later than the date specified in the particular forward equity agreement, which will generally be no later than twelve months following the trade date of that forward equity agreement. However, any forward equity agreement may be settled earlier than that specified date in whole or in part at our option. We expect that each forward equity agreement will be physically settled by delivery of shares of common stock unless we elect to cash settle or net share settle a particular forward equity agreement. Upon physical settlement or, if we so elect, net share settlement of a particular forward equity agreement, delivery of shares of common stock in connection with such physical settlement or net share settlement will result in dilution to our earnings per share and return on equity. If we elect cash settlement or net share settlement with respect to all or a portion of the shares of common stock underlying a particular forward equity agreement, we expect that the relevant forward purchaser (or an affiliate thereof) will purchase a number of shares of common stock necessary to satisfy its or its affiliate’s obligation to return the shares of common stock borrowed from third parties in connection with sales of shares of common stock under that forward equity agreement, adjusted in the case of net share settlement by any shares deliverable by or to us under the forward equity agreement. In addition, the purchase of shares of common stock in connection with the relevant forward purchaser or its affiliate unwinding its hedge positions could cause the price of shares of common stock to increase over such time (or prevent a decrease over such time), thereby increasing the amount of cash we would owe to the relevant forward purchaser (or decreasing the amount of cash that the relevant forward purchaser would owe us) upon a cash settlement of the relevant forward equity agreement or, in the event of net share settlement, increasing the number of shares of common stock we would deliver to the relevant forward purchaser (or decreasing the number of shares of common stock that the relevant forward purchaser would deliver to us).

The forward equity price that we expect to receive upon physical settlement of a particular forward equity agreement will be subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread and will be decreased based on amounts related to expected dividends on shares of common stock during the term of the particular forward equity agreement. If the specified daily rate is less than the spread on any day, the interest factor will result in a daily reduction of the applicable forward equity price. If the market value of shares of common stock, determined in accordance with the terms of the relevant forward equity agreement, during the relevant valuation period under the particular forward equity agreement is above the applicable forward equity price, in the case of cash settlement, we would pay the relevant forward purchaser under that particular forward equity agreement an amount in cash equal to the difference or, in the case of net share settlement, we would deliver to the relevant forward purchaser a number of shares of common stock having a value, determined in accordance with the terms of the relevant forward equity agreement, equal to the difference. Thus, we could be responsible for a potentially substantial cash payment in the case of cash settlement of a particular forward equity agreement. If the market value of the Company’s common stock, determined in accordance with the terms of the relevant forward equity agreement, during the relevant valuation period under that particular forward equity agreement is below the applicable forward equity price, in the case of cash settlement, we would be paid the difference in cash by the relevant forward purchaser under that particular forward equity agreement or, in the case of net share settlement, we would receive from the relevant forward purchaser a number of shares of common stock having a value equal to the difference.
The U.S. federal income tax treatment of the cash that we might receive from cash settlement of a forward equity agreement is unclear and could jeopardize the Company's ability to meet the REIT qualification requirements.
In the event that we elect to settle any forward equity agreement for cash and the settlement price is below the applicable forward equity price, we would be entitled to receive a cash payment from the relevant forward purchaser. Under Section 1032 of the Internal Revenue Code of 1986, as amended (the "Code"), generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a "securities futures contract" (as defined in the Code, by reference to the Securities Exchange Act of 1934, as amended). Although we believe that any amount received by us in exchange for our stock would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether a forward equity agreement qualifies as a "securities futures contract," the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward equity agreement, we might be unable to satisfy the gross income requirements applicable to REITs under the Code. In that case, we may be able to rely upon the relief provisions under the Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax on the greater of (i) the excess of 75% of our gross income (excluding gross income from prohibited transactions) over the amount of such income attributable to sources that qualify under the 75% test or (ii) the excess of 95% of our gross income (excluding gross income from prohibited transactions) over the amount of such gross income attributable to sources that qualify under the 95% test, multiplied in either case by a fraction intended to reflect our profitability. In the event that these relief provisions were not available, we could lose our REIT status under the Code.
In case of our bankruptcy or insolvency, any forward equity agreements will automatically terminate, and we would not receive the expected proceeds from any forward sale of shares of the Company’s common stock.
If we file for or consent to a proceeding seeking a judgment in bankruptcy or insolvency or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors’ rights, or we or a regulatory authority with jurisdiction over us presents a petition for our winding-up or liquidation, and we consent to such a petition, any forward equity agreements that are then in effect will automatically terminate. If any such forward equity agreement so terminates under these circumstances, we would not be obligated to deliver to the relevant forward purchaser any shares of common stock not previously delivered, and the relevant forward purchaser would be discharged from its obligation to pay the applicable forward equity price per share in respect of any shares of common stock not previously settled under the applicable forward equity agreement. Therefore, to the extent that there are any shares of common stock with respect to which any forward equity agreement has not been settled at the time of the commencement of any such bankruptcy or insolvency proceedings, we would not receive the relevant forward equity price per share in respect of those shares of common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Authorized Repurchases of Equity Securities by the Issuer
On May 5, 2020, the Company’s Board of Directors authorized the repurchase of up to $50 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. The Company is not obligated under this authorization to repurchase any specific number of shares. This authorization supersedes all previous stock repurchase authorizations. As of the date of this report, the Company has not repurchased any shares of its common stock under this authorization.

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
August 5, 2020