Form 10-Q
period 2020-09-30
HEALTHCARE REALTY TRUST INC
filed 2020-11-04
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period to For the transition period to
Commission File Number: 001-11852

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	62-1507028
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 30, 2020, the Registrant had 136,054,024 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2020

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited SEPTEMBER 30, 2020	DECEMBER 31, 2019
Real estate properties
Land	$330,840	$289,751
Buildings, improvements and lease intangibles	4,014,740	3,986,326
Personal property	10,962	10,538
Construction in progress	—	48,731
Land held for development	24,647	24,647
Total real estate properties	4,381,189	4,359,993
Less accumulated depreciation and amortization	(1,198,444)	(1,121,102)
Total real estate properties, net	3,182,745	3,238,891
Cash and cash equivalents	121,992	657
Restricted cash	60,644	—
Assets held for sale, net	20,051	37
Operating lease right-of-use assets	123,807	126,177
Financing lease right-of-use assets	19,776	12,667
Other assets, net	182,436	185,426
Total assets	$3,711,451	$3,563,855

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$1,554,395	$1,414,069
Accounts payable and accrued liabilities	79,528	78,517
Liabilities of assets held for sale	548	145
Operating lease liabilities	91,466	91,574
Financing lease liabilities	18,697	18,037
Other liabilities	66,442	61,504
Total liabilities	1,811,076	1,663,846
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 300,000 shares authorized; 136,054 and 134,706 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,361	1,347
Additional paid-in capital	3,532,130	3,485,003
Accumulated other comprehensive loss	(19,267)	(6,175)
Cumulative net income attributable to common stockholders	1,215,362	1,127,304
Cumulative dividends	(2,829,211)	(2,707,470)
Total stockholders' equity	1,900,375	1,900,009
Total liabilities and stockholders' equity	$3,711,451	$3,563,855
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2020 and 2019
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2020	2019	2020	2019
Revenues
Rental income	$123,384	$117,740	$368,385	$342,787
Other operating	1,868	2,059	5,364	5,987
	125,252	119,799	373,749	348,774
Expenses
Property operating	50,171	46,777	146,305	133,790
General and administrative	7,299	10,802	23,498	27,157
Acquisition and pursuit costs	440	501	1,621	1,227
Depreciation and amortization	47,143	45,137	142,331	131,725
	105,053	103,217	313,755	293,899
Other Income (Expense)
Gain on sales of real estate assets	2,177	200	70,395	5,065
Interest expense	(14,154)	(14,181)	(42,556)	(41,619)
Impairment of real estate assets	—	—	—	(5,610)
Interest and other income (expense), net	8	—	225	(736)
	(11,969)	(13,981)	28,064	(42,900)
Net Income	$8,230	$2,601	$88,058	$11,975

Basic earnings per common share	$0.06	$0.02	$0.65	$0.08
Diluted earnings per common share	$0.06	$0.02	$0.65	$0.08

Weighted average common shares outstanding - basic	134,309	128,090	133,662	126,571
Weighted average common shares outstanding - diluted	134,357	128,169	133,736	126,657
Dividends declared, per common share, during the period	$0.30	$0.30	$0.90	$0.90
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2020 and 2019
Amounts in thousands
Unaudited

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2020	2019	2020	2019
Net income	$8,230	$2,601	$88,058	$11,975
Other comprehensive income (loss)
Interest rate swaps
Reclassification adjustments for losses included in net income (interest expense)	1,101	60	2,367	74
Losses arising during the period on interest rate swaps	(74)	(2,341)	(11,192)	(7,642)
Losses on settlement of treasury rate locks arising during the period	—	—	(4,267)	—
	1,027	(2,281)	(13,092)	(7,568)
Comprehensive income	$9,257	$320	$74,966	$4,407
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Three Months Ended September 30, 2020 and 2019
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at June 30, 2020	$1,360	$3,529,559	$(20,294)	$1,207,132	$(2,788,396)	$1,929,361
Issuance of common stock, net of issuance costs	1	126	—	—	—	127
Share-based compensation	—	2,445	—	—	—	2,445
Net income	—	—	—	8,230	—	8,230
Reclassification adjustments for losses included in net income (interest expense)	—	—	1,101	—	—	1,101
Losses arising during the period on interest rate swaps and treasury rate locks	—	—	(74)	—	—	(74)
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(40,815)	(40,815)
Balance at September 30, 2020	$1,361	$3,532,130	$(19,267)	$1,215,362	$(2,829,211)	$1,900,375

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at June 30, 2019	$1,292	$3,305,344	$(6,189)	$1,097,493	$(2,628,497)	$1,769,443
Issuance of common stock, net of issuance costs	22	71,792	—	—	—	71,814
Common stock redemptions	—	(2,695)	—	—	—	(2,695)
Share-based compensation	—	5,131	—	—	—	5,131
Net income	—	—	—	2,601	—	2,601
Reclassification adjustments for losses included in net income (interest expense)	—	—	60	—	—	60
Losses arising during the period on interest rate swaps	—	—	(2,341)	—	—	(2,341)
Dividends to common stockholders ($0.30 per share)	—	—	—	—	(38,852)	(38,852)
Balance at September 30, 2019	$1,314	$3,379,572	$(8,470)	$1,100,094	$(2,667,349)	$1,805,161
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2020 and 2019
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2019	$1,347	$3,485,003	$(6,175)	$1,127,304	$(2,707,470)	$1,900,009
Issuance of common stock, net of issuance costs	13	40,477	—	—	—	40,490
Common stock redemptions	—	(798)	—	—	—	(798)
Share-based compensation	1	7,448	—	—	—	7,449
Net income	—	—	—	88,058	—	88,058
Reclassification adjustments for losses included in net income (interest expense)	—	—	2,367	—	—	2,367
Losses arising during the period on interest rate swaps	—	—	(15,459)	—	—	(15,459)
Dividends to common stockholders ($0.90 per share)	—	—	—	—	(121,741)	(121,741)
Balance at September 30, 2020	$1,361	$3,532,130	$(19,267)	$1,215,362	$(2,829,211)	$1,900,375

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2018	$1,253	$3,180,284	$(902)	$1,088,119	$(2,552,112)	$1,716,642
Issuance of common stock, net of issuance costs	61	192,414	—	—	—	192,475
Common stock redemptions	(1)	(3,266)	—	—	—	(3,267)
Share-based compensation	1	10,140	—	—	—	10,141
Net income	—	—	—	11,975	—	11,975
Reclassification adjustments for losses included in net income (interest expense)	—	—	74	—	—	74
Losses arising during the period on interest rate swaps	—	—	(7,642)	—	—	(7,642)
Dividends to common stockholders ($0.90 per share)	—	—	—	—	(115,237)	(115,237)
Balance at September 30, 2019	$1,314	$3,379,572	$(8,470)	$1,100,094	$(2,667,349)	$1,805,161
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	NINE MONTHS ENDED September 30,
	2020	2019
Net income	$88,058	$11,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,331	131,725
Other amortization	3,409	2,279
Share-based compensation	7,449	10,141
Amortization of straight-line rent receivable (lessor)	(2,722)	(1,833)
Amortization of straight-line rent on operating leases (lessee)	1,122	1,159
Gain on sales of real estate assets	(70,395)	(5,065)
Impairment of real estate assets	—	5,610
Loss from unconsolidated joint ventures	194	16
Distributions from unconsolidated joint ventures	193	277
Proceeds from disposition of sales-type lease properties	244,454	—
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(965)	(6,740)
Accounts payable and accrued liabilities	5,098	3,220
Other liabilities	(6,662)	5,709
Net cash provided by operating activities	411,564	158,473

INVESTING ACTIVITIES
Acquisitions of real estate	(199,162)	(271,575)
Development of real estate	(2,941)	(19,152)
Additional long-lived assets	(62,707)	(45,902)
Proceeds from sales of real estate assets	4,905	14,151
Net cash used in investing activities	(259,905)	(322,478)

FINANCING ACTIVITIES
Net (repayments) borrowings on unsecured credit facility	(293,000)	60,000
Borrowings on term loan	150,000	50,000
Borrowings of notes and bonds payable	298,995	—
Repayments of notes and bonds payable	(32,704)	(12,663)
Dividends paid	(121,741)	(115,237)
Net proceeds from issuance of common stock	40,296	192,514
Common stock redemptions	(892)	(2,343)
Settlement of treasury rate locks	(4,267)	—
Debt issuance and assumption costs	(3,057)	(4,589)
Payments made on finance leases	(3,310)	(249)
Net cash provided by financing activities	30,320	167,433

Increase in cash, cash equivalents and restricted cash	181,979	3,428
Cash and cash equivalents at beginning of period	657	8,381
Cash, cash equivalents and restricted cash at end of period	$182,636	$11,809

Supplemental Cash Flow Information
Interest paid	$39,165	$37,946
Invoices accrued for construction, tenant improvements and other capitalized costs	$12,709	$10,702
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$19,269	$—
Capitalized interest	$913	$999
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of September 30, 2020, the Company had gross investments of approximately $4.3 billion in 211 real estate properties located in 24 states totaling approximately 15.5 million square feet. The Company provided leasing and property management services to approximately 11.9 million square feet nationwide. Square footage and property count disclosures in these Notes to the Company's Condensed Consolidated Financial Statements are unaudited.

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
The Company considered the impact of COVID-19 on these assumptions and estimates used and determined that there were no material adverse impacts on the Company's results of operations and financial position at September 30, 2020. There can be no assurance that COVID-19 will not have a future material adverse impact on the financial results and business operations of the Company.

COVID-19 Update
Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.
In response to the COVID-19 pandemic, all of the states and cities in which the Company owns properties, manages properties, and/or has development or redevelopment projects instituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. As a result, a number of the Company's tenants temporarily closed their offices or clinical space or operated on a reduced basis in response to government requirements or recommendations. Many of these restrictions have been lifted, but could be reimposed. In response to these disruptions, the Company provided some of its tenants with deferred rent arrangements. Such arrangements were made primarily in the second quarter of 2020, and less than $0.1 million of deferred rent arrangements originated in the third quarter. Through November 2, 2020, the Company has collected more than 99% of second and third quarter 2020 aggregate tenant billings. The Company has collected 96% of total scheduled deferral payments due in the third quarter of 2020. In addition, the Company has remaining various forms of rent deferrals outstanding representing

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

approximately $1.2 million, or less than 1% of second and third quarter 2020 aggregate tenant billings. The tenant deferral agreements generally require the deferred amounts to be repaid by the fourth quarter of 2020.
For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess a lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease. However, in light of the COVID-19 pandemic in which many leases are being modified, the Financial Accounting Standards Board (the "FASB") and U.S. Securities and Exchange Commission (the "SEC") have provided relief that will allow companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the pre-concession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. The Company has elected to use this relief where applicable and therefore will have no change in the current classification of its leases in connection with many of the leases impacted by negotiations with its tenants. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. If the cash flows are substantially the same or less, there are two methods to potentially account for such rent deferrals under the relief. The first would be as if no changes to the lease contract were made. Under that accounting, a lessor would increase its lease receivable and a lessee would increase its accounts payable as receivables/payments accrue. In its income statement, a lessor would continue to recognize revenue during the deferral period. The second method would be to treat the deferred payments as variable lease payments (i.e., revenue recognized when cash received). The Company has elected the first method described above, which results in the revenue being recognized on an accrual basis.
If tenants are unable to timely repay deferred rent, or repay at all, request additional rent deferrals or abatements, decide not to renew leases, or renew leases at lower cash leasing spreads, the impact on the Company’s results of operations and financial condition could be material. In the second quarter of 2020, the Company recognized approximately $0.7 million general reserve against the deferred rent balance. Following positive collection trends in the third quarter of 2020, the Company released approximately $0.3 million of the general reserve. As of September 30, 2020, the Company had a remaining general reserve of $0.4 million against an approximate $1.7 million deferred rent balance.
Given the daily evolution of the COVID-19 pandemic and the global response to curb its spread, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for the fiscal year 2020. The Company continues to evaluate the impact of various forms of governmental assistance that may be or become available to the Company or its tenants.
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
Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Income in the Other operating line item. This line item includes parking income, rental lease guaranty income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
in thousands	2020	2019	2020	2019
Type of Revenue
Parking income	$1,764	$1,935	$5,042	$5,538
Rental lease guaranty	—	—	—	128
Management fee income	62	69	209	201
Miscellaneous	42	55	113	120
	$1,868	$2,059	$5,364	$5,987
The Company’s major types of revenue that are accounted for under Topic 606 that are listed above are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time, and the Company recognizes revenue monthly based on this principle.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash includes cash held in escrow from the sale of a property in Oklahoma. These proceeds have been or will be disbursed as the Company acquires real estate investments in like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's Condensed Consolidated Balance Sheets to the combined amounts shown on the Company's Condensed Consolidated Statements of Cash Flows:

In thousands	September 30, 2020	December 31, 2019
Cash and cash equivalents	$121,992	$657
Restricted cash	60,644	—
Total cash, cash equivalents and restricted cash	$182,636	$657

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Note 2. Real Estate Investments
2020 Acquisitions
The following table details the Company's acquisitions for the nine months ended September 30, 2020:

Dollars in millions	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	MORTGAGE NOTES PAYABLE	CASH CONSIDERATION [2]	REAL ESTATE	OTHER [3]	SQUARE FOOTAGE
Los Angeles, CA	MOB	1/3/20	$42.0	$(19.3)	$22.8	$42.4	$(0.3)	86,986
Atlanta, GA	MOB	2/13/20	12.0	—	11.8	12.1	(0.3)	64,624
Raleigh, NC	MOB	2/25/20	6.3	—	6.5	6.5	—	15,964
Colorado Springs, CO	MOB	3/9/20	8.2	—	8.3	8.6	(0.3)	34,210
Denver, CO [4]	MOB	3/13/20	33.5	—	33.2	34.0	(0.8)	136,994
San Diego, CA	MOB	7/1/20	16.7	—	16.7	16.9	(0.2)	46,083
Los Angeles, CA	MOB	7/17/20	35.0	—	37.7	37.7	—	49,785
Seattle, WA	MOB	7/23/20	11.0	—	10.9	11.3	(0.4)	21,309
Atlanta, GA	MOB	7/31/20	20.5	—	21.6	21.3	0.3	48,145
Houston, TX	MOB	9/24/20	11.0	—	10.9	11.0	(0.1)	40,235
Los Angeles, CA	MOB	9/28/20	14.0	—	14.0	13.9	0.1	24,252

Total real estate acquisitions			$210.2	$(19.3)	$194.4	$215.7	$(2.0)	568,587
Land acquisition [5]			1.6	—	1.7	1.7	—	—
Land acquisition [6]			1.0	—	1.1	1.1	—	—
			$212.8	$(19.3)	$197.2	$218.5	$(2.0)	568,587
1MOB = medical office building.
2Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
3Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
4Includes three properties.
5The Company acquired land parcels under four existing buildings (previously ground leased).
6The Company acquired a land parcel under an existing building (previously ground leased). The building and land were sold on September 30, 2020.

Subsequent Acquisition
On October 7, 2020 the Company acquired a 36,720 square foot medical office building in Colorado Springs, CO for a purchase price of $8.9 million.
2020 Real Estate Asset Dispositions
The following table details the Company's dispositions for the nine months ended September 30, 2020:

Dollars in millions	TYPE [1]	Date Disposed	Sale Price	Closing Adjustments	Net Proceeds	Net Real Estate Investment	Other (including receivables)[2]	Gain/(Impairment)	Square Footage (Unaudited)
Springfield, MO [3]	SF	7/30/20	$138.0	$—	$138.0	$92.4	$3.9	$41.7	186,000
Oklahoma City, OK [3]	MOB	7/30/20	106.5	—	106.5	76.8	3.1	26.6	200,000
Miami, FL	MOB	9/30/20	5.0	(0.2)	4.8	2.6	0.1	2.1	26,000

Total dispositions			$249.5	$(0.2)	$249.3	$171.8	$7.1	$70.4	412,000

1.MOB = medical office building; SF = surgical facility
2.Includes straight-line rent receivables, leasing commissions and lease inducements.
3.In the second quarter of 2020, the Company entered into agreements to sell two single-tenant net leased properties, resulting in a lease modification and classification change from operating to sales-type.

Assets Held for Sale
In September 2020, the Company reclassified four medical office buildings and a land parcel to assets held for sale upon acceptance of an offer from a third party to purchase the properties under a single sales agreement. The contractual sales price of $23.0 million is greater than the current net investment of approximately $18.1 million. As

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

of September 30, 2020 and December 31, 2019, the Company had four and zero properties, respectively, classified as assets held for sale.
The table below reflects the assets and liabilities of the properties classified as held for sale as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Balance Sheet data:
Land	$1,664	$—
Building, improvements and lease intangibles	26,871	—
Personal property	39	—
	28,574	—
Accumulated depreciation	(10,443)	—
Real estate assets held for sale, net	18,131	—
Other assets, net	1,920	37
Assets held for sale, net	$20,051	$37

Accounts payable and accrued liabilities	$437	$37
Other liabilities	111	108
Liabilities of assets held for sale	$548	$145

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
The Company's leases typically have escalators that are either based on a stated percentage or an index such as CPI (consumer price index). In addition, most of the Company's leases include nonlease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the three and nine months ended September 30, 2020 was $123.4 million and $368.4 million, respectively.
In May 2020, the Company and Mercy Health negotiated the sale of two single-tenant net leased properties, a medical office building in Oklahoma and an orthopedic specialty hospital in Missouri, for $244.5 million. The sale was structured through amendments to the leases to allow for the early exercise of existing purchase options. The amendments resulted in the application of lease modification accounting under ASC Topic 842, which resulted in lease classification changes from operating to sales-type. During the second quarter, the Company derecognized the real estate assets on the Condensed Consolidated Balance Sheets and recognized the net investment in sales-type leases, resulting in a gain of $68.3 million. The Company disposed of these properties on July 30, 2020.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Tabular Disclosure of the Components of Sales-Type Leases
The table below presents the components of sale-type leases for the three and nine months ended September 30, 2020:

	SALES-TYPE LEASES
In thousands	three months ended September 30, 2020	nine months ended September 30, 2020
Profit recognized at commencement date	$—	$68,267	Gain on sales of real estate assets
Interest income	1,454	3,007	Rental income

Future lease payments under the non-cancelable operating leases, excluding any reimbursements, as of September 30, 2020 were as follows:

In thousands	Operating
2020	$93,722
2021	352,341
2022	307,166
2023	261,187
2024	200,578
2025 and thereafter	555,264
$1,770,258

Lessee Accounting
As of September 30, 2020, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of September 30, 2020, the Company had 103 properties totaling 8.7 million square feet that were held under ground leases. Some of the ground leases' renewal terms are based on fixed rent renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on the CPI. The Company had 42 prepaid ground leases as of September 30, 2020. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.2 million of the Company’s rental expense for the three months ended September 30, 2020 and 2019, respectively and $0.5 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.
The Company’s future lease payments (primarily for its 61 non-prepaid ground leases) as of September 30, 2020 were as follows:

In thousands	OPERATING	FINANCING
2020	$1,008	$143
2021	4,844	930
2022	4,875	783
2023	4,913	793
2024	4,969	815
2025 and thereafter	307,665	88,808
Total undiscounted lease payments	328,274	92,272
Discount	(236,808)	(73,575)
Lease liabilities	$91,466	$18,697

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table provides details of the Company's total lease expense for the three and nine months ended September 30, 2020 and 2019:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
In thousands	2020	2019	2020	2019
Operating lease cost
Operating lease expense	$1,180	$1,169	$3,534	$3,448
Variable lease expense	1,066	845	2,664	2,380

Finance lease cost
Amortization of right-of-use assets	88	51	236	101
Interest on lease liabilities	245	196	722	392
Total lease expense	$2,579	$2,261	$7,156	$6,321

Other information
Operating cash flows outflows related to operating leases	$1,440	$1,313	$5,412	$5,461
Financing cash flows outflows related to financing leases	$143	$107	$3,310	$249
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$7,212	$14,294

Weighted-average remaining lease term (excluding renewal options) - operating leases	48.9	49.7
Weighted-average remaining lease term (excluding renewal options) -finance leases	64.7	70.1
Weighted-average discount rate - operating leases	5.7%	5.7%
Weighted-average discount rate - finance leases	5.4%	5.5%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	MATURITY DATES	BALANCE AS OF		EFFECTIVE INTEREST RATE as of 9/30/2020
Dollars in thousands		9/30/2020	12/31/2019
$700 million Unsecured Credit Facility	5/23	$—	$293,000	N/A
$200 million Unsecured Term Loan Facility, net of issuance costs [1]	5/24	199,180	199,013	1.99%
$150 million Unsecured Term Loan due 2026 [2]	6/26	149,455	—	3.14%
Senior Notes due 2023, net of discount and issuance costs	4/23	248,863	248,540	3.95%
Senior Notes due 2025, net of discount and issuance costs [3]	5/25	248,711	248,522	4.08%
Senior Notes due 2028, net of discount and issuance costs	1/28	296,003	295,651	3.84%
Senior Notes due 2030, net of discount and issuance costs [4]	3/30	296,384	—	2.71%
Mortgage notes payable, net of discounts and issuance costs and including premiums	1/21-4/27	115,799	129,343	4.38%
		$1,554,395	$1,414,069
1The effective interest rate includes the impact of interest rate swaps on $75.0 million at a weighted average rate of 2.37% (plus the applicable margin rate, currently 100 basis points).
2The effective interest rate includes the impact of interest rate swaps on $100.0 million at a weighted average rate of 2.23% (plus the applicable margin rate, currently 160 basis points).
3The effective interest rate includes the impact of the $1.7 million settlement of a forward-starting interest rate swap that is included in Accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets.
4The effective interest rate includes the impact of the $4.3 million settlement of forward interest rate hedges that is included in Accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets.

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
On May 29, 2020, the Company borrowed $150.0 million pursuant to its unsecured term loan due 2026.
On June 2, 2020, the Company repaid in full a mortgage note payable bearing interest at a rate of 6.44% per annum with an outstanding principal of $12.6 million. The mortgage note encumbered a 67,510 square foot property in Washington.
On June 25, 2020, the Company repaid in full three mortgage notes bearing interest at rates of 5.63%, 6.63% and 6.88% per annum with outstanding principal of $0.5 million, $2.8 million, and $7.0 million, respectively. The mortgage notes encumbered a 60,476 square foot property in Minnesota.
Subsequent Changes in Debt Structure
On October 1, 2020, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.47% per annum with an outstanding principal of $4.2 million. The mortgage note encumbered a 40,171 square foot property in Georgia.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

On October 2, 2020, the Company issued $300.0 million of unsecured senior notes due 2031 (the "Senior Notes due 2031") in a registered public offering. The Senior Notes due 2031 bear interest at 2.05%, payable semi-annually on March 15 and September 15, beginning March 15, 2021, and are due on March 15, 2031, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.4 million and the Company incurred approximately $2.8 million in debt issuance costs. Inclusive of the discount and debt issuance costs, the effective interest rate was 2.24%. The Senior Notes due 2031 have various financial covenants that are required to be met on a quarterly and annual basis.
On October 19, 2020, the Company redeemed its unsecured senior notes due 2023 (the "Senior Notes due 2023"). The aggregate redemption price of $270.5 million consisted of outstanding principal of $250.0 million, accrued interest of $0.1 million, and a "make-whole" amount of approximately $20.4 million for the early extinguishment of debt. The unaccreted discount and unamortized costs on these notes of $1.1 million was written off upon redemption. In October 2020, the Company recognized a loss on early extinguishment of debt of approximately $21.5 million related to this redemption.
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
As of September 30, 2020, the Company had eight outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

DERIVATIVE INSTRUMENT	NUMBER OF INSTRUMENTS	NOTIONAL AMOUNT in millions
Interest rate swaps	8	$175.0

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of September 30, 2020.

	BALANCE AT SEPTEMBER 30, 2020
In thousands	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps	Other liabilities	$14,460
Total derivatives designated as hedging instruments		$14,460

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three and nine months ended September 30, 2020 and 2019 related to the Company's outstanding interest rate swaps.

	LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended September 30,			(GAIN) LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended September 30,
In thousands	2020	2019		2020	2019
Interest rate swaps	$74	$2,341	Interest expense	$952	$18
Settled treasury hedges	—	—	Interest expense	107	—
Settled interest rate swaps	—	—	Interest expense	42	42
	$74	$2,341	Total interest expense	$1,101	$60

	LOSS RECOGNIZED IN AOCI ON DERIVATIVE nine months ended September 30,			(GAIN) LOSS RECLASSIFIED FROM AOCI INTO INCOME nine months ended September 30,
In thousands	2020	2019		2020	2019
Interest rate swaps	$11,192	$7,642	Interest expense	$2,012	$(52)
Settled treasury hedges	4,267	—	Interest expense	229	—
Settled interest rate swaps	—	—	Interest expense	126	126
	$15,459	$7,642	Total interest expense	$2,367	$74
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
As of September 30, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $15.1 million. As of September 30, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement.
Note 6. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Redevelopment Activity
The Company initiated the redevelopment of a 110,883 square foot medical office building in Memphis, Tennessee ("Memphis Redevelopment") in December 2019. As of September 30, 2020, the Company funded approximately $5.7 million in project costs, excluding the purchase price of $8.7 million for the land and building. The building will continue to operate with in-place leases during construction. The core and shell portion of the Memphis Redevelopment is expected to be completed in the first quarter of 2021, with construction of tenant spaces to be completed throughout the remainder of 2021.

Development Activity
In the first quarter of 2020, the Company completed the construction of the core and shell of a 151,031 square foot medical office building in Seattle, Washington. As of September 30, 2020, the Company had funded approximately $59.1 million towards the development and additional tenant improvements. The Company expects to fund an additional amount of approximately $5.0 million for additional tenant improvements associated with this project. The first tenant commenced rent payment in the first quarter of 2020.
Note 7. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Balance, beginning of period	134,706,154	125,279,455
Issuance of common stock	1,292,324	9,251,440
Nonvested share-based awards, net of withheld shares	55,462	175,259
Balance, end of period	136,053,940	134,706,154

At-The-Market Equity Offering Program
On February 14, 2020, the Company entered into sales agreements with six investment banks to allow sales under its at-the-market equity offering program of up to an aggregate of $500.0 million of common stock. The Company sold 1,268,237 shares under the Company's at-the market equity offering program during the nine months ended September 30, 2020. The sales generated $39.9 million in net proceeds at prices to the public ranging from $30.50 to $36.15 per share (weighted average of $31.86 per share). The sales occurred during the following time periods:
•During the first quarter of 2020, the Company sold 196,250 shares generating approximately $7.0 million in net proceeds at prices to the public ranging from $33.00 to $36.15 per share (weighted average of $36.09 per share).
•During the second quarter of 2020, the Company sold 1,071,987 shares generating approximately $32.9 million in net proceeds at prices to the public ranging from $30.50 to $31.29 per share (weighted average of $31.08 per share).
In addition, the Company has entered into three forward equity agreements totaling 3.6 million shares at a weighted average price of $31.30 per share:
•In the second quarter of 2020, the Company entered into a forward equity agreement for a total of 1,579,371 shares at a weighted average price of $31.66 per share, subject to adjustments as provided in the forward equity agreements. This agreement matures in June 2021.
•In the third quarter of 2020, the Company entered into a forward equity agreement for a total of 764,472 shares at a weighted average price of $31.84 per share, subject to adjustments as provided in the forward equity agreements. This agreement matures in July 2021.
•In the fourth quarter of 2020, the Company entered into a forward equity agreement for a total of 1,235,129 shares at a weighted average price of $30.52 per share, subject to adjustments as provided in the forward equity agreements. This agreement matures in October 2021.
After taking into account the forward equity contracts discussed above, the Company has approximately $347.6 million remaining available to be sold under the current sales agreements at the date of this filing.
Common Stock Dividends
During the nine months ended September 30, 2020, the Company declared and paid common stock dividends totaling $0.90 per share. On November 3, 2020, the Company declared a quarterly common stock dividend in the amount of $0.30 per share payable on December 1, 2020 to stockholders of record on November 16, 2020.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's nonvested share-based awards are considered participating securities pursuant to the two-class method.
During the nine months ended September 30, 2020, the Company entered into forward sale agreements to sell approximately 2.3 million shares of common stock through the Company's at-the-market equity offering program. The Company considered the accounting guidance governing financial instruments and derivatives to account for these agreements and concluded that it was not a liability as it did not embody obligations to repurchase our shares of common stock nor did it embody obligations to issue a variable number of shares for which the monetary value was predominately fixed, varying with something other than the fair value of the shares, or varying inversely in relation to the shares. In addition, the Company evaluated whether the agreements met the derivative and hedging guidance scope exception to be accounted for as an equity instrument and concluded that the agreements can be classified as equity.
The Company used the treasury method to determine the dilution from the forward equity agreements during the period of time prior to settlement. The number of weighted-average shares outstanding used in the computation of earnings per common share for the three and nine months ended September 30, 2020 included the effect from the assumed issuance of 2.3 million shares of common stock pursuant to the settlement of the forward equity agreements at the contractual price, less the assumed repurchase of the common stock at the average market price using the proceeds of approximately $72.7 million, adjusted for costs to borrow. For the three and nine months ended September 30, 2020, 137,757 and 51,133 weighted-average incremental shares of common stock were excluded from the computation of weighted-average common shares outstanding - diluted, as the impact was anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands, except per share data	2020	2019	2020	2019
Weighted average common shares outstanding
Weighted average common shares outstanding	136,048,781	129,865,985	135,393,798	128,348,638
Non-vested shares	(1,739,364)	(1,775,911)	(1,731,658)	(1,777,743)
Weighted average common shares outstanding - basic	134,309,417	128,090,074	133,662,140	126,570,895

Weighted average common shares outstanding - basic	134,309,417	128,090,074	133,662,140	126,570,895
Dilutive effect of forward equity shares	—	—	—	—
Dilutive effect of employee stock purchase plan	47,810	78,610	74,029	85,690
Weighted average common shares outstanding - diluted	134,357,227	128,168,684	133,736,169	126,656,585

Net Income	$8,230	$2,601	$88,058	$11,975
Dividends paid on nonvested share-based awards	(522)	(534)	(1,561)	(1,603)
Net income applicable to common stockholders	$7,708	$2,067	$86,497	$10,372

Basic earnings per common share - net income	$0.06	$0.02	$0.65	$0.08
Diluted earnings per common share - net income	$0.06	$0.02	$0.65	$0.08

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Incentive Plans
A summary of the activity under the Company's share-based incentive plans for the three and nine months ended September 30, 2020 and 2019 is included in the table below.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Share-based awards, beginning of period	1,739,258	1,778,134	1,754,066	1,769,863
Granted	188	—	79,025	89,767
Vested [1]	—	(204,548)	(93,645)	(286,044)
Share-based awards, end of period	1,739,446	1,573,586	1,739,446	1,573,586
1The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in the accelerated vesting of 204,548 outstanding nonvested share-based awards.
During the nine months ended September 30, 2020 and 2019, the Company withheld 23,563 and 100,036 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.
In addition to the share-based incentive plans, the Company maintains the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three and nine months ended September 30, 2020 and 2019 is included in the table below.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Outstanding and exercisable, beginning of period	361,719	363,218	332,659	328,533
Granted	—	—	212,716	235,572
Exercised	(3,504)	(9,927)	(17,871)	(28,943)
Forfeited	(6,659)	(11,762)	(36,154)	(51,559)
Expired	—	—	(139,794)	(142,074)
Outstanding and exercisable, end of period	351,556	341,529	351,556	341,529
Note 8. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.
•Cash and cash equivalents - The carrying amount approximates fair value due to the short term maturity of these investments.
•Borrowings under the Unsecured Credit Facility and the Term Loans Due 2024 and 2026 - The carrying amount approximates fair value because the borrowings are based on variable market interest rates.
•Senior Notes and Mortgage Notes payable - The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.
•Interest rate swap agreements - Interest rate swap agreements are recorded in other liabilities on the Company's Consolidated Balance Sheets at fair value. Fair value is estimated by utilizing pricing models that consider forward yield curves and discount rates.
The table below details the fair values and carrying values for notes and bonds payable at September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$1,554.4	$1,621.7	$1,414.1	$1,425.8
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

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
For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including this report, its Annual Report on Form 10-K for the year ended December 31, 2019, and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

COVID-19 Update
Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.
In response to the COVID-19 pandemic, all of the states and cities in which the Company owns properties, manages properties, and/or has development or redevelopment projects instituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. As a result, a number of the Company's tenants temporarily closed their offices or clinical space or operated on a reduced basis in response to government requirements or recommendations. Many of these restrictions have been lifted, but could be reimposed. In response to these disruptions, the Company provided some of its tenants with deferred rent arrangements. Through November 2, 2020, the Company has collected more than 99% of second and third quarter 2020 aggregate tenant billings. The Company has collected 96% of total scheduled deferral payments in the third quarter of 2020. In addition, the Company has remaining various forms of rent deferrals outstanding representing approximately $1.2 million, or less than 1% of second and third quarter 2020 aggregate tenant billings. The tenant deferral agreements generally require the deferred amounts to be repaid by the fourth quarter of 2020.
If tenants are unable to timely repay, or repay at all, deferred rent, if they request additional rent deferrals or abatements, decide not to renew leases, or renew leases at lower cash leasing spreads (See “Expiring Leases” below), the impact on the Company’s results of operations and financial condition could be material. In the second quarter of 2020, the Company recognized an approximately $0.7 million general reserve against the deferred rent balance. Following positive collection trends in the third quarter of 2020, the Company released approximately $0.3 million of the general reserve. As of September 30, 2020, the Company had a remaining general reserve of $0.4 million against an approximate $1.7 million deferred rent balance.

At September 30, 2020, the Company had available $882.6 million in liquidity (See “Sources and Uses of Cash” and “Financing Activities” below) and no significant debt maturities prior to 2023. In addition, the Company has entered into forward equity agreements that have expected proceeds of up to approximately $112.0 million, before the costs of borrowing, that can be settled at the Company's election anytime through October 2021. The COVID-19 pandemic has affected the availability and cost of capital and may continue to do so for some time. Management believes that the Company currently has adequate liquidity to operate its business without significant disruption. However, if the pandemic continues to have an impact on the availability and cost of capital, the Company’s business could be materially affected.
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, borrowings under the Company's Unsecured Credit Facility and Term Loan, proceeds from the sales of real estate properties and proceeds from public or private debt or equity offerings. As of September 30, 2020, the Company had $700.0 million available to be drawn on its Unsecured Credit Facility and $182.6 million in cash and restricted cash. In addition, the Company has entered into forward equity agreements that have expected proceeds of up to approximately $112.0 million, before the costs of borrowing, that can be settled at the Company's election anytime through October 2021.
The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service, through cash flows from operations and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $4.1 billion at September 30, 2020, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2020 were approximately $259.9 million. Below is a summary of significant investing activities.
2020 Acquisitions
The following table details the Company's acquisitions for the nine months ended September 30, 2020:

Dollars in millions	HEALTH SYSTEM AFFILIATION	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	CAP RATE	MILES TO CAMPUS
Los Angeles, CA	MemorialCare Health	1/3/20	$42.0	86,986	5.3%	0.14
Atlanta, GA	Wellstar Health System	2/13/20	12.0	64,624	5.6%	0.10
Raleigh, NC	WakeMed Health	2/25/20	6.3	15,964	6.7%	0.04
Colorado Springs, CO	None	3/9/20	8.2	34,210	6.5%	1.60
Denver, CO [1]	UCHealth	3/13/20	33.5	136,994	6.1%	0.24
San Diego, CA	Palomar Health	7/1/20	16.7	46,083	5.9%	0.04
Los Angeles, CA	Cedars-Sinai/Huntington	7/17/20	35.0	49,785	5.4%	0.11
Seattle, WA	MultiCare Health System	7/23/20	11.0	21,309	5.6%	0.06
Atlanta, GA	Wellstar Health System	7/31/20	20.5	48,145	6.2%	0.13
Houston, TX	Memorial Hermann Health	9/24/20	11.0	40,235	5.6%	0.03
Los Angeles, CA	Providence St. Joseph Health	9/28/20	14.0	24,252	5.6%	0.03

Total real estate acquisitions			$210.2	568,587	5.7%
Land acquisition [2]			1.6	—
Land acquisition [3]			1.0	—
			$212.8	568,587
1Includes three properties.
2The Company acquired land parcels under four existing buildings (previously ground leased with the hospital system).
3The Company acquired a land parcel under an existing building (previously ground leased). The building and land were disposed September 30, 2020.

Subsequent Acquisition
On October 7, 2020 the Company acquired a 36,720 square foot medical office building in Colorado Springs, CO for a purchase price of $8.9 million.
2020 Dispositions
The Company disposed of three properties during the nine months ended September 30, 2020 for a total sales price of $249.5 million, including cash proceeds of $249.3 million and $0.2 million of closing costs and related adjustments. The following table details these dispositions for the nine months ended September 30, 2020:

Dollars in millions	Date Disposed	Sales Price	Square Footage	3Q 2020 NOI	Disposition Cap Rate	Property Type
Springfield, MO	7/30/20	$138.0	186,000	$0.8	7.5%	SF
Oklahoma City, OK	7/30/20	106.5	200,000	0.6	7.5%	MOB
Miami, FL	9/30/20	5.0	26,000	—	3.9%	MOB
Total dispositions		$249.5	412,000	$1.4	7.4%
1MOB = Medical office building; SF = Surgical facility

Capital Funding
During the nine months ended September 30, 2020, the Company funded the following:
•$17.3 million toward development and redevelopment of properties;
•$14.2 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$17.4 million toward second generation tenant improvements; and
•$12.8 million toward capital expenditures.

Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2020 were approximately $30.3 million. Inflows from equity related to the Company's common stock issuances and net borrowings totaled $160.5 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $130.2 million primarily associated with dividends paid to common stockholders. See Notes 4 and 7 to the Condensed Consolidated Financial Statements for more information about capital markets and financing activities.

Common Stock Issuances
On February 14, 2020, the Company entered into sales agreements with six investment banks to allow sales under its at-the-market equity offering program of up to an aggregate of $500.0 million of common stock. The Company sold 1,268,237 shares under the Company's at-the market equity offering program during the nine months ended September 30, 2020. The sales generated $39.9 million in net proceeds at prices to the public ranging from $30.50 to $36.15 per share (weighted average of $31.86 per share). The sales occurred during the following time periods:
•During the first quarter of 2020, the Company sold 196,250 shares generating approximately $7.0 million in net proceeds at prices to the public ranging from $33.00 to $36.15 per share (weighted average of $36.09 per share).
•During the second quarter of 2020, the Company sold 1,071,987 shares generating approximately $32.9 million in net proceeds at prices to the public ranging from $30.50 to $31.29 per share (weighted average of $31.08 per share).
In addition, the Company has entered into three forward equity agreements totaling 3.6 million shares at a weighted average price of $31.30 per share:

•In the second quarter of 2020, the Company entered into a forward equity agreement for a total of 1,579,371 shares at a weighted average price of $31.66 per share, subject to adjustments as provided in the forward equity agreements. This agreement matures in June 2021.
•In the third quarter of 2020, the Company entered into a forward equity agreement for a total of 764,472 shares at a weighted average price of $31.84 per share, subject to adjustments as provided in the forward equity agreements. This agreement matures in July 2021.
•In the fourth quarter of 2020, the Company entered into a forward equity agreement for a total of 1,235,129 shares at a weighted average price of $30.52 per share, subject to adjustments as provided in the forward equity agreements. This agreement matures in October 2021.
After taking into account the forward equity contracts discussed above, the Company has approximately $347.6 million remaining available to be sold under the current sales agreements at the date of this filing.
Debt Activity
On February 3, 2020, the Company repaid in full a mortgage note payable bearing interest at a rate of 6.10% per annum with an outstanding principal of $5.9 million. The mortgage note encumbered a 68,860 square foot property in Oklahoma.
On March 4, 2020, the Company issued $300.0 million of Senior Notes due 2030 in a registered public offering. The Senior Notes due 2030 bear interest at 2.40%, payable semi-annually on March 15 and September 15, beginning September 15, 2020, and are due on March 15, 2030, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.0 million and the Company incurred approximately $2.8 million in debt issuance costs. Concurrent with this transaction, the Company settled two treasury rate locks for $4.3 million. Inclusive of the discount, debt issuance costs and settlement of the treasury rate locks, the effective interest rate was 2.71%. The Senior Notes due 2030 have various financial covenants that are required to be met on a quarterly and annual basis.
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
On June 25, 2020, the Company repaid in full three mortgage notes bearing interest at rates of 5.63%, 6.63% and 6.88% per annum with outstanding principal of $0.5 million, $2.8 million, and $7.0 million, respectively. The mortgage notes encumbered a 60,476 square foot property in Minnesota.
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
Subsequent Debt Activity
On October 1, 2020, the Company repaid in full a mortgage note payable bearing interest at a rate of 5.47% per annum with an outstanding principal of $4.2 million. The mortgage note encumbered a 40,171 square foot property in Georgia.

On October 2, 2020, the Company issued $300.0 million of Senior Notes due 2031 in a registered public offering. The Senior Notes due 2031 bear interest at 2.05%, payable semi-annually on March 15 and September 15, beginning March 15, 2021, and are due on March 15, 2031, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.4 million and the Company incurred approximately $2.8 million in debt issuance costs. Inclusive of the discount and debt issuance costs, the effective interest rate was 2.24%. The Senior Notes due 2031 have various financial covenants that are required to be met on a quarterly and annual basis.
On October 19, 2020, the Company redeemed its Senior Notes due 2023. The aggregate redemption price of $270.5 million consisted of outstanding principal of $250.0 million, accrued interest of $0.1 million, and a "make-whole" amount of approximately $20.4 million for the early extinguishment of debt. The unaccreted discount and unamortized costs on these notes of $1.1 million was written off upon redemption. In October 2020, the Company recognized a loss on early extinguishment of debt of approximately $21.5 million related to this redemption.
Operating Activities
Cash flows provided by operating activities increased from $158.5 million for the nine months ended September 30, 2019 to $411.6 million for the nine months ended September 30, 2020. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses. Also included in operating cash flows was approximately $244.4 million of proceeds from the dispositions of sale-type lease properties.
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
Expiring Leases
The Company expects that approximately 15% to 20% of the leases in its multi-tenanted portfolio will expire each year in the ordinary course of business. There are 211 leases totaling 0.8 million square feet in the Company's multi-tenant portfolio that will expire during the remainder of 2020. Approximately 85% of the leases expiring in 2020 are in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of multi-tenant property tenants upon expiration, and the retention ratio for the first nine months of the year has been within this range.
Previously included in the 2020 lease expirations was a 111,000 square foot fitness center leased by Baylor Scott & White Health. The fitness center is located in a 217,000 square foot on-campus medical office building. A new operator, Cowboys Fit, executed an approximately 14-year lease for a reconfigured 52,000 square foot fitness center.

Baylor has executed a temporary lease at a reduced rental rate to continue to operate the existing fitness center until the construction of the new center is complete.  Once the Baylor lease expires, the remaining 59,000 square feet is expected to be redeveloped into clinical space. In addition, the Company plans to upgrade the common areas, bathrooms, and the exterior of the building.
Previously included in the 2020 lease expirations was the July 31 expiration of a 62,000 square foot office lease. A telecommunication company occupied three floors of a 145,000 square foot office building and vacated upon expiration of the lease. The Company recognized revenue of approximately $0.1 million related to this lease in the third quarter of 2020. The Company intends to reposition the property, converting the vacated space from full floor to multi-tenant configurations. The Company has begun marketing the space and has executed a 10,000 square foot lease.
The Company had an 83,000 square foot, single-tenant net leased, on-campus medical office building with a lease term that expired in the second quarter of 2020. The Company has been in discussions about a long-term lease renewal, but given the COVID-19 pandemic, executed a 6-month extension through December 31, 2020 to allow more time to finalize a long-term lease agreement.
Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of September 30, 2020, leases for 89% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 31% having modified gross lease structures and 58% having net lease structures.
Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	NUMBER OF PROPERTIES		GROSS REAL ESTATE INVESTMENT AS OF SEPTEMBER 30, 2020
YEAR EXERCISABLE	MOB	INPATIENT	FAIR MARKET VALUE METHOD [1]	NON FAIR MARKET VALUE METHOD [2]	TOTAL
Current [3]	3	1	$96,865	$—	$96,865
2021	1	—	—	14,984	14,984
2022	—	—	—	—	—
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	4	—	48,165	19,459	67,624
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	1	—	43,961	—	43,961
2029	1	—	26,494	—	26,494
2030 and thereafter	4	—	101,118	—	101,118
Total	14	1	$316,603	$34,443	$351,046
1The purchase option price includes a fair market value component that is determined by an appraisal process.
2Includes properties with stated purchase prices or prices based on fixed capitalization rates.
3These purchase options have been exercisable for an average of 12.1 years.

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
Management believes FFO, Normalized FFO, FFO per share, Normalized FFO per share and FAD ("Non-GAAP Measures") provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Non-GAAP Measures can facilitate comparisons of operating performance between periods. The Company reports Non-GAAP Measures because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these Non-GAAP Measures. However, none of these measures represent cash generated from operating activities determined in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs. Further, these measures should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles net income to FFO, Normalized FFO and FAD for the three and nine months ended September 30, 2020 and 2019.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Amounts in thousands, except per share data	2020	2019	2020	2019
Net income	$8,230	$2,601	$88,058	$11,975
(Gain) on sales of real estate assets	(2,177)	(200)	(70,395)	(5,065)
Impairment of real estate assets	—	—	—	5,610
Real estate depreciation and amortization	48,295	45,926	145,564	133,993
FFO attributable to common stockholders	$54,348	$48,327	$163,227	$146,513
Acquisition and pursuit costs [1]	440	501	1,621	1,227
Lease intangible amortization	(35)	5	694	143
Accelerated Stock Awards	—	2,854	—	2,854
Debt financing costs	—	—	—	760
Normalized FFO attributable to common stockholders	$54,753	$51,687	$165,542	$151,497
Non-real estate depreciation and amortization	785	838	2,430	2,430
Non-cash interest expense amortization [2]	934	727	2,715	2,136
Provision for bad debt, net	(144)	(32)	718	43
Straight-line rent, net	(535)	(379)	(1,577)	(650)
Stock-based compensation [3]	2,445	2,375	7,449	7,386
Normalized FFO adjusted for non-cash items	$58,238	$55,216	$177,277	$162,842
2nd generation TI	(5,323)	(6,114)	(17,368)	(16,564)
Leasing commissions paid	(1,999)	(2,697)	(7,081)	(6,359)
Capital additions	(4,580)	(3,543)	(12,827)	(11,998)
FAD	$46,336	$42,862	$140,001	$127,921
FFO per common share - diluted	$0.40	$0.37	$1.21	$1.15
Normalized FFO per common share - diluted	$0.41	$0.40	$1.23	$1.19
FFO weighted average common shares outstanding - diluted [4]	135,159	129,015	134,537	127,424
1Acquisition and pursuit costs include third party and travel costs related to the pursuit of acquisitions and developments.
2Includes the amortization of deferred financing costs, discounts and premiums.
3The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in a $2.9 million charge for the acceleration of his outstanding nonvested share-based awards and associated taxes.
4The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 801,382 and 800,370, respectively for the three and nine months ended September 30, 2020.

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
Same Store Cash NOI compares Cash NOI for stabilized properties. Stabilized properties are properties that have been included in operations for the duration of the year-over-year comparison period presented and include redevelopment projects. Accordingly, stabilized properties exclude properties that were recently acquired or disposed of, properties classified as held for sale, reposition properties and newly developed properties. The Company utilizes the reposition classification for properties experiencing a shift in strategic direction. Such a shift can occur for a variety of reasons, including a substantial change in the use of the asset, a change in strategy or closure of a neighboring hospital, or significant property damage. Such properties may require enhanced management, leasing, capital needs or a disposition strategy that differs from the rest of the portfolio. To identify properties exhibiting these reposition characteristics, the Company applies the following Company-defined criteria:
•Properties having less than 60% occupancy that is expected to last at least two quarters;
•Properties that experience a loss of occupancy over 30% in a single quarter; or

•Properties with negative net operating income that is expected to last at least two quarters.
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
During the third quarter of 2020, the Company's reposition pool increased by one property to a total of 11 properties. Two properties were reclassified from reposition to held for sale, two properties were reclassified into reposition pursuant to the Company-defined criteria outlined above and one property that is undergoing a shift in strategic direction as a significant portion of the building is being repurposed from fitness space to clinical space was reclassified from same store to reposition . This 217,000 square foot on-campus medical office building included a 111,000 square foot fitness center previously leased by Baylor Scott & White Health. A new operator, Cowboys Fit, executed an approximately 14-year lease for a reconfigured 52,000 square foot fitness center.  Baylor has executed a temporary lease for the remaining 59,000 square feet at a reduced rental rate to continue to operate the existing fitness center until the construction of the new center is complete.  Once the Baylor lease expires, the remaining 59,000 square feet is expected to be redeveloped into clinical space. In addition, the Company plans to upgrade the common areas, bathrooms, and the exterior of the building.
The following table reflects the Company's same store cash NOI for the three months ended September 30, 2020 and 2019.

	NUMBER OF PROPERTIES	GROSS INVESTMENT at September 30, 2020	SAME STORE CASH NOI for the three months ended September 30,
Dollars in thousands			2020	2019
Multi-tenant properties	156	$3,237,143	$57,663	$56,317
Single-tenant net lease properties	12	257,229	6,033	5,870
Total	168	$3,494,372	$63,696	$62,187
The following tables reconcile net income to same store NOI and the same store property metrics to the total owned real estate portfolio for the three months ended September 30, 2020 and 2019:

Reconciliation of Same Store Cash NOI

	THREE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands	2020	2019
Net income	$8,230	$2,601
Other income (expense)	11,969	13,981
General and administrative expense	7,299	10,802
Depreciation and amortization expense	47,143	45,137
Other expenses [1]	2,737	2,462
Straight-line rent revenue	(915)	(770)
Other revenue [2]	(3,062)	(1,726)
Cash NOI	73,401	72,487
Cash NOI not included in same store	(9,705)	(10,300)
Same store cash NOI	63,696	62,187
Reposition NOI	1,358	1,660
Same store and reposition cash NOI	$65,054	$63,847
1Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.
2Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF SEPTEMBER 30, 2020
	PROPERTY COUNT	GROSS INVESTMENT	SQUARE FEET	OCCUPANCY
Same store properties	168	$3,494,372	12,795,403	88.4%
Acquisitions	31	647,974	1,667,990	91.4%
Development completions	1	51,889	151,031	60.5%
Reposition	11	142,381	859,004	62.1%
Total owned real estate properties	211	$4,336,616	15,473,428	87.0%
Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The Company’s results of operations for the three months ended September 30, 2020 compared to the same period in 2019 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Total revenues increased $5.5 million, or 4.6%, to approximately $125.3 million for the three months ended September 30, 2020 compared to $119.8 million in the prior year period. This increase is comprised of the following:

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
Dollars in thousands	2020	2019	$	%
Property operating	$114,921	$105,805	$9,116	8.6%
Single-tenant net lease	7,548	11,165	(3,617)	(32.4)%
Straight-line rent	915	770	145	18.8%
Rental income	123,384	117,740	5,644	4.8%
Other operating	1,868	2,059	(191)	(9.3)%
Total revenues	$125,252	$119,799	$5,453	4.6%
Property operating revenue increased $9.1 million, or 8.6%, from the prior year period primarily as a result of the following activity:
•Acquisitions in 2019 and 2020 contributed $7.4 million.
•A development completed in 2020 contributed $0.8 million.
•Leasing activity, including contractual rent increases, contributed $1.4 million.
•Dispositions in 2019 and 2020 resulted in a decrease of $0.5 million.
Single-tenant net lease revenue decreased $3.6 million, or 32.4%, from the prior year period primarily as a result of the following activity:
•Dispositions in 2019 and 2020 resulted in a decrease of $3.8 million.
•An acquisition in 2020 contributed $0.1 million.
•Leasing activity contributed $0.1 million.

Straight-line rent revenue increased $0.1 million or 18.8% from the prior year period primarily as a result of the following activity:
•Acquisitions in 2019 and 2020 contributed $0.4 million.
•A development completed in 2020 contributed $0.1 million.
•Leasing, including contractual rent increases, resulted in a decrease of $0.3 million.
•Dispositions in 2019 and 2020 resulted in a decrease of $0.1 million.
Other operating income decreased $0.2 million or 9.3% from the prior year period primarily due to a reduction in variable parking revenue.

Expenses
Property operating expenses increased $3.4 million, or 7.3%, for the three months ended September 30, 2020 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2019 and 2020 resulted in an increase of $3.1 million.
•A development completed in 2020 resulted in an increase of $0.2 million.
•Increases in portfolio operating expenses as follows:
•Portfolio property tax expense of $0.6 million;
•Janitorial expenses of $0.2 million; and
•Portfolio insurance expense of $0.1 million.
•Maintenance and repair expense decreased $0.3 million.
•Utilities expense decreased $0.1 million.
•Dispositions in 2019 and 2020 resulted in a decrease of $0.4 million.
General and administrative expenses decreased approximately $3.5 million, or 32.4%, for the three months ended September 30, 2020 compared to the prior year period primarily as a result of the following activity:
•The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in a $2.9 million charge for the three months ended September 30, 2019 because of the acceleration of his outstanding nonvested share-based awards and associated taxes.
•Decrease in performance-based awards of approximately $0.2 million.
•Decrease in travel expense of $0.4 million.
Depreciation and amortization expense increased $2.0 million, or 4.4%, for the three months ended September 30, 2020 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2019 and 2020 and a development in 2020 resulted in an increase of $4.2 million.
•Various building and tenant improvement expenditures resulted in an increase of $2.8 million.
•Dispositions in 2019 and 2020 resulted in a decrease of $1.6 million.
•Assets that became fully depreciated resulted in a decrease of $3.4 million.

Other income (Expense)
Gains on sale of real estate properties
In the third quarter of 2020, the Company recognized a gain of approximately $2.2 million on the sale of one property.
In the third quarter of 2019, the Company recognized gains of approximately $0.2 million on the sale of two properties.
Interest expense

Interest expense did not change significantly for the three months ended September 30, 2020 compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
Dollars in thousands	2020	2019	$	%
Contractual interest	$13,182	$13,605	$(423)	(3.1)%
Net discount/premium accretion	102	72	30	41.7%
Deferred financing costs amortization	683	613	70	11.4%
Interest rate swap amortization	42	42	—	—%
Treasury hedge amortization	107	—	107	—%
Interest cost capitalization	(207)	(347)	140	(40.3)%
Right-of-use assets financing amortization	245	196	49	25.0%
Total interest expense	$14,154	$14,181	$(27)	(0.2)%
Contractual interest expense decreased $0.4 million, or 3.1%, primarily due to the following activity:
•The Senior Notes due 2030 accounted for an increase of $1.8 million.
•The Term Loan due 2024 and the initial funding of the Term Loan due 2026, net of swaps, accounted for an increase of approximately $0.4 million.
•The Unsecured Credit Facility principal and rate decreases accounted for a decrease of approximately $2.3 million.
•Mortgage note assumptions and repayments accounted for a net decrease of $0.3 million.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The Company’s results of operations for the nine months ended September 30, 2020 compared to the same period in 2019 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Total revenues increased $25.0 million, or 7.2%, to approximately $373.7 million for the nine months ended September 30, 2020 compared to $348.8 million in the prior year period. This increase is comprised of the following:

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
Dollars in thousands	2020	2019	$	%
Property operating	$337,144	$307,606	$29,538	9.6%
Single-tenant net lease	28,519	33,348	(4,829)	(14.5)%
Straight-line rent	2,722	1,833	889	48.5%
Rental income	368,385	342,787	25,598	7.5%
Other operating	5,364	5,987	(623)	(10.4)%
Total revenues	$373,749	$348,774	$24,975	7.2%
Property operating revenue increased $29.5 million, or 9.6%, from the prior year period primarily as a result of the following activity:
•Acquisitions in 2019 and 2020 contributed $24.5 million.
•A development completed in 2020 contributed $1.6 million.
•Leasing activity, including contractual rent increases, contributed $5.6 million.
•Dispositions in 2019 and 2020 resulted in a decrease of $2.2 million.
Single-tenant net lease revenue decreased $4.8 million, or 14.5%, from the prior year period primarily as a result of the following activity:
•Dispositions in 2019 and 2020 resulted in a decrease of $5.2 million.
•Leasing activity, including contractual increases, contributed $0.4 million.

Straight-line rent revenue increased $0.9 million or 48.5% from the prior year period primarily due to acquisitions in 2019 and 2020 and a development in 2020 totaling $1.2 million, partially offset by 2019 and 2020 dispositions totaling $0.3 million.
Other operating income decreased $0.6 million or 10.4% from the prior year period primarily due to a reduction in variable parking revenue.
Expenses
Property operating expenses increased $12.5 million, or 9.4%, for the nine months ended September 30, 2020 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2019 and 2020 resulted in an increase of $10.8 million.
•A development completed in 2020 resulted in an increase of $0.4 million.
•Increases in portfolio operating expenses as follows:
•Portfolio property tax expense of $1.9 million;
•Compensation related expenses of $0.3 million;
•Administration and legal fees of $0.3 million;
•Portfolio insurance expense of $0.5 million;
•Portfolio security expense of $0.3 million; and
•Portfolio janitorial expense of $0.2 million.
•Utilities expense resulted in a decrease of $0.6 million.
•Maintenance and repair expense resulted in a decrease of $0.6 million.
•Increase in intangible amortization expense totaling $0.7 million.
•Dispositions in 2019 and 2020 resulted in a decrease of $1.7 million.
General and administrative expenses decreased approximately $3.7 million, or 13.5%, for the nine months ended September 30, 2020 compared to the prior year period primarily due to travel expense.
•The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in a $2.9 million charge for the nine months ended September 30, 2019 because of the acceleration of his outstanding nonvested share-based awards and associated taxes.
•Decrease in incentive-based awards of approximately $0.6 million.
•Decrease in travel expense of $0.6 million.
•Increase in compensation expense of approximately $0.4 million.
Depreciation and amortization expense increased $10.6 million, or 8.1%, for the nine months ended September 30, 2020 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2019 and 2020 and a development in 2020 resulted in an increase of $15.3 million.
•Various building and tenant improvement expenditures resulted in an increase of $7.8 million.
•Dispositions in 2019 and 2020 resulted in a decrease of $3.7 million.
•Assets that became fully depreciated resulted in a decrease of $8.8 million.

Other income (expense)
Gains on sale of real estate properties
Gains on sale of real estate properties totaling approximately $70.4 million and $5.1 million are associated with the three and six real estate properties during 2020 and 2019, respectively.
Interest expense

Interest expense increased $0.9 million, or 2.3%, for the nine months ended September 30, 2020 compared to the prior year period. The components of interest expense are as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
Dollars in thousands	2020	2019	$	%
Contractual interest	$40,031	$40,091	$(60)	(0.1)%
Net discount/premium accretion	358	174	184	105.7%
Deferred financing costs amortization	2,003	1,835	168	9.2%
Interest rate swap amortization	126	126	—	—%
Treasury hedge amortization	229	—	229	—%
Interest cost capitalization	(913)	(999)	86	(8.6)%
Right-of-use assets financing amortization	722	392	330	84.2%
Total interest expense	$42,556	$41,619	$937	2.3%
Contractual interest expense decreased $0.1 million, or 0.1%, primarily due to the following activity:
•Senior Notes due 2030 accounted for an increase of approximately $3.9 million.
•The Term Loan due 2024 and the initial funding of the Term Loan due 2026, net of swaps, accounted for an increase of approximately $1.2 million.
•The Unsecured Credit Facility principal and rate decrease accounted for a decrease of approximately $4.7 million.
•Mortgage note assumptions and repayments accounted for a net decrease of $0.5 million.

Impairment of real estate assets
Impairment of real estate assets totaling approximately $5.6 million is associated with the sales of two real estate properties during 2019.
Interest and other income (expense)
In 2019, the Company expensed approximately $0.8 million of debt issuance costs as a result of the Term Loan modification.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the nine months ended September 30, 2020, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the Company's quarterly reports on the Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the Company's quarterly reports on the Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.
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
Through November 2, 2020, the Company has collected more than 99% of second and third quarter 2020 aggregate tenant billings. The Company has collected 96% of total scheduled deferral payments in the third quarter of 2020. In addition, the Company has remaining various forms of rent deferrals outstanding representing approximately $1.2 million, or less than 1% of second and third quarter 2020 aggregate tenant billings.
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
The Company has outstanding forward equity agreements and may enter into additional forward equity agreements in the future. Forward equity agreements typically provide that the relevant forward purchaser will have the right to accelerate that particular forward equity agreement (with respect to all or any portion of the transaction under that particular forward equity agreement that the relevant forward purchaser determines is affected by such event) and require us to settle on a date specified by the relevant forward purchaser if:
•the relevant forward purchaser is unable to establish, maintain or unwind its hedge position with respect to that particular forward equity agreement;
•a termination event occurs as a result of us declaring a dividend or distribution on our common stock with a cash value in excess of a specified amount per calendar quarter, or with an ex-dividend date prior to the anticipated ex-dividend date for such cash dividend;
•an extraordinary event (as such term is defined in that particular forward equity agreement and which includes certain mergers and tender offers and the delisting of our common stock) occurs or our board of directors votes to approve or there is a public announcement of, in either case, any action that, if consummated, would constitute such an extraordinary event; or
•certain other events of default, termination events, or other specified events occur, including, among other things, any material misrepresentation made by us in connection with entering into that particular forward equity agreement, or a nationalization, a bankruptcy termination event or a change in law (as such terms are defined in that particular forward equity agreement).
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

Item 6. Exhibits

EXHIBIT	DESCRIPTION
Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended [1]
Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended [1]
Exhibit 4.1	Specimen Stock Certificate [2]
Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as trustee (as successor to the trustee named therein) [3]
Exhibit 4.3
Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein)[4]

Exhibit 4.4	Form of 3.75% Senior Notes due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.3 thereto) [4]
Exhibit 4.5
Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein) [5]

Exhibit 4.6	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.5 thereto) [5]
Exhibit 4.7	Seventh Supplemental Indenture, dated December 11, 2017, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee. [6]
Exhibit 4.8	Form of 3.625% Senior Note due 2028 (set forth in Exhibit B to the Seventh Supplemental Indenture filed as Exhibit 4.7 hereto). [6]
Exhibit 4.9	Eighth Supplemental Indenture, dated March 18, 2020, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee.[7]
Exhibit 4.10	Form of 2.400% Senior Note due 2030 (set forth in Exhibit B to the Eighth Supplemental Indenture filed as Exhibit 4.9 hereto). [7]
Exhibit 4.11	Ninth Supplemental Indenture, dated October 2, 2020, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee. [8]
Exhibit 4.12	Form of 2.050% Senior Note due 2031 (set forth in Exhibit B to the Ninth Supplemental Indenture filed as Exhibit 4.11 hereto). [8]
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
1Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 13, 2019 and hereby incorporated by reference.
2Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) filed April 2, 1993 and hereby incorporated by reference.
3Filed as an exhibit to the Company's Current Report on Form 8-K filed May 17, 2001 and hereby incorporated by reference.
4Filed as an exhibit to the Company's Current Report on Form 8-K filed March 26, 2013 and hereby incorporated by reference.
5Filed as an exhibit to the Company's Current Report on Form 8-K filed April 24, 2015 and hereby incorporated by reference.
6Filed as an exhibit to the Company’s Current Report on Form 8-K filed December 11, 2017 and hereby incorporated by reference.
7Filed as an exhibit to the Company's Current Report on Form 8-K filed March 18, 2020 and hereby incorporated by reference.
8Filed as an exhibit to the Company's Current Report on Form 8-K filed October 2, 2020 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas
Executive Vice President and Chief Financial Officer
November 4, 2020