Form 10-K
period 2020-12-31
HEALTHCARE REALTY TRUST INC
filed 2021-02-10
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period to
Commission File Number: 001-11852
HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	62-1507028
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b -2 of the Exchange Act.:
    Large accelerated filer ☒        Accelerated filer ☐
    Non-accelerated filer ☐        Smaller reporting company ☐
            Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15- U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
The aggregate market value of the shares of common stock of the Registrant (based upon the closing price of these shares on the New York Stock Exchange on June 30, 2020) held by non-affiliates on June 30, 2020 was $3,924,386,705.
As of February 5, 2021, there were 139,746,677 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 2021 are incorporated by reference into Part III of this Report.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-K
December 31, 2020

PART I
Item 1. Business
Healthcare Realty Trust Incorporated (“Healthcare Realty,” the “Company,” "we," "us," and "our") is a self-managed and self-administered real estate investment trust (“REIT”) that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. The Company was incorporated in Maryland in 1992 and listed on the New York Stock Exchange in 1993.
The Company operates so as to qualify as a REIT for federal income tax purposes. As a REIT, the Company is not subject to corporate federal income tax with respect to taxable income distributed to its stockholders. See “Risk Factors” in Item 1A for a discussion of risks associated with qualifying as a REIT.

Real Estate Properties
The Company had gross investments of approximately $4.6 billion in 223 real estate properties, construction in progress, redevelopments, land held for development and corporate property as of December 31, 2020. In addition, the Company formed an unconsolidated joint venture in 2020 with Teachers Insurance and Annuity Association ("TIAA"), described in more detail below (the "TIAA Joint Venture"). The Company is the managing member of the unconsolidated joint venture that owns four buildings. The Company provided property management services for 172 properties nationwide, totaling approximately 12.6 million square feet as of December 31, 2020. The Company’s real estate property investments by geographic area are detailed in Note 2 to the Consolidated Financial Statements. The following table details the Company's owned properties by facility type as of December 31, 2020:

			December 31, 2020
Dollars and square feet in thousands	GROSS INVESTMENT	SQUARE FEET	NUMBER OF PROPERTIES	OCCUPANCY [1]
Medical office/outpatient	$4,312,866	15,330	216	86.8%
Inpatient	111,148	219	2	100.0%
Office	143,019	558	5	82.6%
	4,567,033	16,107	223	86.8%
Land held for development	27,226
Redevelopment properties	21,650
Corporate property	5,504
Total real estate properties	4,621,413
Unconsolidated joint ventures [2]	73,137	325	4	72.4%
Total investments	$4,694,550	16,432	227	86.6%
1The occupancy column represents the percentage of total rentable square feet leased (including month-to-month and holdover leases), excluding four properties classified as held for sale as of December 31, 2020.
2Gross investment includes the Company's pro rata share of unconsolidated joint ventures. Square feet has not been adjusted by the Company's ownership percentage.
Financial Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2020, the Company did not have any tenants that accounted for 10% or more of the Company’s consolidated revenues. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's gross investments by geographic market.

Expiring Leases
As of December 31, 2020, the weighted average remaining years to expiration pursuant to the Company’s leases was approximately 3.8 years, with expirations through 2040. The table below details the Company’s lease expirations as of December 31, 2020, excluding four properties classified as held for sale and unconsolidated joint ventures.

EXPIRATION YEAR	NUMBER OF LEASES	LEASED SQUARE FEET	PERCENTAGE OF LEASED SQUARE FEET
2021 (1)	739	2,566,752	18.3%
2022	542	1,896,000	13.6%
2023	470	1,850,456	13.2%
2024	436	2,109,274	15.1%
2025	378	1,820,640	13.0%
2026	143	552,861	4.0%
2027	120	731,521	5.2%
2028	118	729,123	5.2%
2029	112	938,850	6.7%
2030	105	429,243	3.1%
Thereafter	77	363,894	2.6%
	3,240	13,988,614	100.0%
1Includes 64 leases totaling 225,054 square feet that expired prior to December 31, 2020 and were on month-to-month terms.

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

2020 Investment Activity
During 2020, the Company acquired 25 medical office buildings for purchase prices totaling $421.0 million. The weighted average capitalization rate for these investments was 5.6%. The Company calculates the capitalization rate for an acquisition as the forecasted first year cash net operating income divided by the purchase price. The Company also acquired three land parcels for purchase prices totaling $5.1 million.
During 2020, the Company entered into the TIAA Joint Venture to invest in a broad range of medical office buildings. The Company has a 50% ownership in the TIAA Joint Venture and is the managing member. The TIAA Joint Venture is not consolidated for purposes of the Company's Consolidated Financial Statements. As of December 31, 2020, the TIAA Joint Venture had acquired four medical office buildings for purchase prices totaling $125.9 million. The weighted average capitalization rate for these investments was 5.3%.

The Company disposed of three properties during 2020 for sales prices totaling $249.5 million. The weighted average capitalization rate for these properties was 7.4%. The Company calculates the capitalization rate for dispositions as the in-place cash net operating income divided by the sales price.
In 2020, the Company funded $26.5 million toward development and redevelopment of six properties.
See the Company's discussion regarding the 2020 acquisitions, joint venture and dispositions activity in Note 4 to the Consolidated Financial Statements and development activity in Note 14 to the Consolidated Financial Statements. Also, please refer to the Company's discussion in "Trends and Matters Impacting Operating Results" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report.

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
The negative financial impact on healthcare providers from COVID-19 in 2020 was substantial, offset, in part, by government relief funding, which included provider payroll and rent subsidies, higher Medicare reimbursement rates, and Medicare payment advancement loans under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) of 2020. Elective procedures for the Company’s tenants were limited at various times during 2020, especially in March and April. While the majority of the Company’s tenants are returning to normal business operations, the ongoing impact from COVID-19 could adversely affect tenants’ ability to make lease payments to the Company.
Government healthcare programs have increased over time as a significant percentage of the U.S. population’s health insurance coverage. The Medicare and Medicaid programs are highly regulated and subject to frequent evaluation and change. Changes from year to year in reimbursement methodology, rates and other regulatory requirements may cause the profitability of providing care to Medicare and Medicaid patients to decline, which could adversely affect tenants' ability to make lease payments to the Company.

The Centers for Medicare and Medicaid Services ("CMS") continued to adjust Medicare payment rates in 2020 to implement site-neutral payment policies. These changes have lowered Medicare payments for services delivered in off-campus hospital outpatient departments in an effort to lessen reimbursement disparity in off-campus medical office and outpatient facilities. The Company’s medical office buildings that are located on hospital campuses could become more valuable as hospital tenants will keep their higher Medicare rates for on-campus outpatient services. However, the Company has not seen a measurable impact from site-neutral Medicare payment policy, positively or negatively. The Company cannot predict the amount of benefit from these measures or if other federal health policy will ultimately require cuts to reimbursement rates for services provided in other settings. The Company cannot predict the degree to which these changes, or changes to federal healthcare programs in general, may affect the economic performance of some or all of the Company's tenants, positively or negatively.
Since 2018, physicians have been required to report patient data on quality and performance measures that began to affect their Medicare payments in 2020. Implementation of the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), and the ongoing debate over the most effective payment system to use to promote value-based reimbursement, present the industry and its individual participants with uncertainty and financial risk. The Company cannot predict the degree to which any such changes may affect the economic performance of the Company's tenants or, indirectly, the Company.
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

Healthcare
Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are proposed and enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation or regulatory action recently proposed, enacted, or in the process of implementation include:
•the CARES Act, along with subsequent stimulus and COVID-19 relief bills, provided federal relief funding and financial aid to businesses, individuals, and healthcare providers impacted by COVID-19, including higher Medicare reimbursement rates, forgiveness of small business loans to providers for payroll and rent, and additional resources for testing, vaccine development and distribution;
•the Tax Cuts and Jobs Act of 2017, affects healthcare providers and health systems in a variety of ways, positively and negatively, including by limiting their ability to deduct interest on debt, denying deductions for and imposing an excise tax on the compensation in excess of $1 million of the five most highly-compensated employees of health systems, and eliminating the tax penalty for the Affordable Care Act’s individual health insurance mandate;
•the expansion of Medicaid benefits and health insurance exchanges established by the Affordable Care Act, whether run by the state or by the federal government, whereby individuals and small businesses purchase health insurance, many assisted by federal subsidies that are subject to ongoing legal challenges and consideration for legislative action;
•various state legislature proposals for state-funded single-payer health insurance and a limit on allowable rates of reimbursement to healthcare providers;

•the implementation of quality control, cost containment, and value-based payment system reforms for Medicaid and Medicare, such as expansion of pay-for-performance criteria, bundled provider payments, accountable care organizations, comparative effectiveness research, and lower payments for hospital readmissions;
•MACRA, which requires quality reporting and a transition toward value-based reimbursement models for Medicare payments to physicians;
•annual regulatory updates to Medicare policy for healthcare providers that can broadly change reimbursement methodology under budget-neutral guidelines, with the effect of lowering payments for some services and increasing payments for others, having a varying impact, positively or negatively, on providers;
•equalization of Medicare payment rates across different facility-type settings, according to Section 603 of the Bipartisan Budget Act of 2015, which lowered Medicare payment rates, effective January 1, 2017, for services provided in off-campus, provider-based outpatient departments to the same level of rates for physician office settings;
•the CMS rule for hospital outpatient department Medicare payments in 2020 expanded site-neutral payments to clinic visits in previously-grandfathered off-campus facilities;
•the continued adoption by providers of federal standards for the meaningful-use of electronic health records;
•reforms to the physician self-referral laws, commonly referred to as the Stark Law, were adjusted in 2020 in order to promote the transition toward value-based, coordinated care among providers, although clear intent to boost referrals could still yield provider penalties;
•consideration of broad reforms to Medicare and Medicaid, including a significant expansion of Medicare coverage to the greater U.S. population;
•regulations requiring the publication of hospital prices for certain services, as well as hospitals’ negotiated rates with insurers for these services;
•limits on price increases in pharmaceutical drugs and the cost to Medicare beneficiaries, including the potential for setting prices according to an international standard; and
•the prohibition of “surprise billing,” or high payment rates charged to consumers for out-of-network physician services.

The Company cannot predict whether any proposals, rulings, or legislation will be fully implemented, adopted, repealed, or amended, or what effect, whether positive or negative, such developments might have on the Company's business.

Environmental Matters
Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property (such as the Company) may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, under, or disposed of in connection with such property, as well as certain other potential costs (including government fines and injuries to persons and adjacent property) relating to hazardous or toxic substances. Most, if not all, of these laws, ordinances and regulations contain stringent enforcement provisions including, but not limited to, the authority to impose substantial administrative, civil, and criminal fines and penalties upon violators. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances, and liability may be imposed on the owner in connection with the activities of a tenant or operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or lease such property or to borrow using such property as collateral. A property can also be negatively impacted either through physical contamination, or by virtue of an adverse effect on value, from contamination that has or may have emanated from other properties.
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
Human Capital Resources
We believe our employees are a critical component to achievement of our business objectives and recognition as a trusted owner and operator of medical office properties. At December 31, 2020, the Company employed 308 people. Our employees are comprised of accountants, maintenance engineers, property managers, leasing personnel, architects, administrative staff, an investments team, and the corporate management team. By supporting, recognizing, and investing in our employees, we believe that we are able to attract and retain the highest quality talent. To measure employee retention, the Company set voluntary turnover goals of less than 5% for officers and less than 11% for employees, based on a three year average, and the Company is achieving these goals. We are committed to fostering, cultivating, and preserving a culture of diversity and inclusion. We embrace employee differences in race, color, religion, sex, sexual orientation, national origin, age, disability, veteran status, and other characteristics that make our employees unique.
To retain talented employees that contribute to the Company’s strategic objectives, we offer an attractive set of employee benefits, including:
•Health benefits and 401(k) starting on the first day of employment;
•Auto-enrollment of new employees in our 401(k) plan at 3%;
•Dollar-for-dollar match on 401(k) contributions up to $2,800, encouraging higher employee savings;
•100% of long-term disability and life insurance premiums paid;
•Employee stock purchase plan providing a 15% discount for all employees; and
•Tuition reimbursement up to $3,000 annually for any employee pursuing higher education.
In addition, we are committed to supporting the performance and career development of all employees, from encouraging staff accountants to sit for the CPA exam to supporting our maintenance engineers in earning various certifications. As owners and operators of medical real estate, we recognize the value of health and wellbeing among our own employees by providing opportunities for engagement and balance. As we have for many years, Healthcare Realty provides corporate employees with gym membership discounts to encourage fitness. In addition, we offer resources and informational sessions that provide our employees with tools to enhance their wellbeing. Additional information regarding employee and community engagement is available in the 2020 Corporate Responsibility Report, which is posted on the Company's website (www.healthcarerealty.com).

Available Information
The Company makes available to the public free of charge through its website the Company’s Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such reports with, or furnishes such reports to, the Securities and Exchange Commission ("SEC"). The Company’s website address is www.healthcarerealty.com.

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

Sustainability Reporting
Information regarding the Company's sustainability principles and policies and the 2020 Corporate Responsibility Report are posted on the Company's website (www.healthcarerealty.com).

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
These risks, as well as the risks described in Item 1 under the headings “Competition,” “Government Regulation,” “Legislative Developments,” and “Environmental Matters,” and in Item 7 under the heading “Disclosure Regarding Forward-Looking Statements,” should be carefully considered before making an investment decision regarding the Company. The risks and uncertainties described below are not the only ones facing the Company, and there may be additional risks that the Company does not presently know of or that the Company currently considers not likely to have a material impact. If any of the events underlying the following risks actually occurred, the Company’s business, consolidated financial condition, operating results and cash flows, including distributions to the Company's stockholders, could suffer, and the trading price of its common stock could decline.

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
The Company may from time to time decide to sell properties and may be required under purchase options to sell certain properties. The Company may not be able to reinvest the proceeds from sales at rates of return equal to the return received on the properties sold. Uncertain market conditions could result in the Company selling properties at unfavorable prices or at losses in the future.
The Company had approximately $96.9 million, or 2.1% of the Company’s real estate property investments, that were subject to purchase options held by lessees that were exercisable as of December 31, 2020. Other properties have purchase options that will become exercisable after 2020. Properties with purchase options exercisable in 2020 produced aggregate net operating income of approximately $7.9 million in 2020. The exercise of these purchase options exposes the Company to reinvestment risk and a reduction in investment return. Certain properties subject to purchase options may be purchased at rates of return above the rates of return the Company expects to achieve with new investments. If the Company is unable to reinvest the sale proceeds at rates of return equal to the return received on the properties that are sold, it may experience a decline in lease revenues and profitability and a corresponding material adverse effect on the Company’s consolidated financial condition and results of operations.
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

The ongoing COVID-19 pandemic and other pandemics that may occur in the future and any measures intended to prevent their spread or mitigate their severity could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, and restricting travel.
During 2020, all of the states and cities in which the Company owns properties, manages properties, and/or has development or redevelopment projects instituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. As a result, a number of the Company's tenants temporarily closed their offices or clinical space or operated on a reduced basis in response to government requirements or recommendations. Many of these restrictions were lifted during 2020, but some restrictions are continuing into 2021 and more expansive restrictions could be reimposed at any time.
The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. There can be no assurance that the Company's access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of economic conditions as a result of the pandemic may ultimately decrease occupancy levels and average rent per square foot across the Company's portfolio as tenants reduce or defer their spending.
The extent of the COVID-19 pandemic’s effect on the Company's operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, and the availability and effectiveness of vaccines, all of which are uncertain and difficult to predict.
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
A portion of the Company’s leases will expire over the course of any year. For more specific information concerning the Company’s expiring leases, see "Multi-Tenant Leases" and "Single-Tenant Leases" in the "Trends and Matters Impacting Operating Results" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report. The Company may not be able to re-let space on terms that are favorable to the Company or at all. Further, the Company may be required to make significant capital expenditures to renovate or reconfigure space or make significant leasing concessions to attract new tenants.

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
The Company receives a significant portion of its revenues by leasing assets subject to fixed rent escalations. Ninety-six percent of leases have increases that are based upon fixed percentages, three percent of leases have increases based on the Consumer Price Index and one percent have no increase. If the fixed percentage increases begin to lag behind inflation and operating expense growth, the Company's performance, growth, and profitability would be negatively impacted.

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
The Company expects development and redevelopment of properties will continue to be a key component of its growth plans. The Company is subject to certain risks associated with the development and redevelopment of properties including the following:
•The construction of properties generally requires various government and other approvals that may not be received when expected, or at all, which could delay or preclude commencement of construction;
•Opportunities that the Company pursued but later abandoned could result in the expensing of pursuit costs, which could impact the Company’s consolidated results of operations;
•Construction costs could exceed original estimates, which could impact the building’s profitability to the Company;
•Operating expenses could be higher than forecasted;
•Time required to initiate and complete the construction of a property and to lease up a completed property may be greater than originally anticipated, thereby adversely affecting the Company’s cash flow and liquidity;
•Occupancy rates and rents of a completed development property may not be sufficient to make the property profitable to the Company; and
•Favorable capital sources to fund the Company’s development and redevelopment activities may not be available when needed.

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
The Company’s acquired, developed, redeveloped and existing real estate properties may not perform in accordance with management’s expectations because of many factors including the following:
•The Company’s purchase price for acquired facilities may be based upon a series of market or building-specific judgments which may be incorrect;

•The costs of any maintenance or improvements for properties might exceed estimated costs;
•The Company may incur unexpected costs in the acquisition, construction or maintenance of real estate assets that could impact its expected returns on such assets; and
•Leasing may not occur at all, within expected time frames or at expected rental rates.
Further, the Company can give no assurance that acquisition, development and redevelopment opportunities that meet management’s investment criteria will be available when needed or anticipated.

The Company is exposed to risks associated with geographic concentration.
As of December 31, 2020, the Company had investment concentrations of greater than 5% of its total investments in the Seattle, Washington (14.3%), Dallas, Texas (10.7%), Los Angeles, California (7.5%), and Atlanta, Georgia (6.5%) markets. These concentrations increase the exposure to adverse conditions that might affect these markets, including natural disasters, local economic conditions, local real estate market conditions, increased competition, state and local regulation (including property taxes) and other localized events or conditions.
Many of the Company’s leases are dependent on the viability of associated health systems. Revenue concentrations relating to these leases expose the Company to risks related to the financial condition of the associated health systems.
The Company’s revenue concentrations with tenants are diversified, with the largest revenue concentration relating to Baylor Scott & White Health and its affiliates, which accounted for 8.1% of the Company's consolidated revenues in 2020.
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
As of December 31, 2020, the Company had 105 properties that were held under ground leases, representing an aggregate gross investment of approximately $2.2 billion. The weighted average remaining term of the Company's ground leases is approximately 70.3 years, including renewal options. The Company’s ground lease agreements with hospitals and health systems typically contain restrictions that limit building occupancy to physicians on the medical staff of an affiliated hospital and prohibit tenants from providing services that compete with the services provided by the affiliated hospital. Ground leases may also contain consent requirements or other restrictions on sale or assignment of the Company’s leasehold interest, including rights of first offer and first refusal in favor of the lessor. These ground lease provisions may limit the Company’s ability to lease, sell, or obtain mortgage financing secured by such properties which, in turn, could adversely affect the income from operations or the proceeds received from a sale. As a ground lessee, the Company is also exposed to the risk of reversion of the property upon expiration of the ground lease term, or an earlier breach by the Company of the ground lease, which may have a material adverse effect on the Company’s consolidated financial condition and results of operations.

The Company may experience uninsured or underinsured losses.
The Company carries comprehensive liability insurance and property insurance covering its owned and managed properties. In addition, tenants under single-tenant leases are required to carry property insurance covering the Company’s interest in the buildings. Some types of losses may be uninsurable or too expensive to insure against. Insurance companies limit or exclude coverage against certain types of losses, such as losses due to named windstorms, terrorist acts, earthquakes, and toxic mold. Accordingly, the Company may not have sufficient insurance coverage against certain types of losses and may experience decreases in the insurance coverage available. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a property, as well as the anticipated future revenue from the property. In such an event, the Company might remain obligated for any mortgage debt or other financial obligation related to the property. Further, if any of the Company's insurance carriers were to become insolvent, the Company would be forced to replace the existing coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, the Company cannot be certain that the Company would be able to replace the coverage at similar or otherwise favorable terms.
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
The Company faces risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons inside the Company, or persons with access to systems inside the Company, and other significant disruptions of the Company's information technology ("IT") networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. The Company's IT networks and related systems are essential to the operation of its business and its ability to perform day-to-day operations (including managing building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although the Company makes efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that these security measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventive measures, and it is therefore impossible to entirely mitigate the risk.
A security breach or other significant disruption involving the Company's IT network and related systems could:
•disrupt the proper functioning of the Company's networks and systems and therefore the Company's operations and/or those of certain tenants;
•result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines;
•result in the Company's inability to properly monitor its compliance with the rules and regulations regarding the Company's qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary,

confidential, sensitive, or otherwise valuable information of the Company or others, which others could use to compete against the Company or which could expose it to damage claims by third-parties for disruption, destructive, or otherwise harmful purposes or outcomes;
•result in the Company's inability to maintain the building systems relied upon by the its tenants for the efficient use of their leased space;
•require significant management attention and resources to remedy any damages that result;
•subject the Company to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or
•damage the Company's reputation among its tenants and investors generally.
Although the Company carries cyber risk insurance, losses could exceed insurance coverage available and any or all of the foregoing could have a material adverse effect on the Company's consolidated financial condition and results of operations.
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
As of December 31, 2020, the Company had approximately $1.6 billion of outstanding indebtedness excluding discounts, premiums and debt issuance costs. Covenants under the Amended and Restated Credit Agreement dated as of May 31, 2019, among the Company and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto, as amended ("Unsecured Credit Facility"), the Amended and Restated Term Loan Agreement, dated as of May 31, 2019, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto, as amended (the "Unsecured Term Loan due 2024" and "Unsecured Term Loan due 2026") and the indentures governing the Company's senior notes permit the Company to incur substantial, additional debt, and the Company may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require the Company to dedicate a substantial portion of its cash flows from operations to service debt, thereby reducing the funds available to implement the Company's business strategy and to make distributions to stockholders. A high level of indebtedness could also:
•limit the Company’s ability to adjust rapidly to changing market conditions in the event of a downturn in general economic conditions or in the real estate and/or healthcare industries;
•limit the Company's ability to adjust rapidly to changing market conditions in the event of a downturn in general economic conditions or in the real estate and/or healthcare industries;
•impair the Company’s ability to obtain additional debt financing or require potentially dilutive equity to fund obligations and carry out its business strategy; and
•result in a downgrade of the rating of the Company’s debt securities by one or more rating agencies, which would increase the costs of borrowing under the Unsecured Credit Facility and the cost of issuance of new debt securities, among other things.
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
A significant portion of the Company’s debt is subject to floating rates, based on LIBOR or other indices. LIBOR and other interest benchmarks may be subject to regulatory reform that could cause fluctuations in interest rates under the Company's debt agreements that are unanticipated. The United Kingdom's Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021. Recently, the administrator of LIBOR announced extensions of certain USD LIBOR rates to June 2023. It is unclear whether LIBOR will cease to exist or if new methods of calculating it will develop. The Company's existing and future debt agreements that are based on LIBOR could be adversely affected by such changes. The Unsecured Credit Facility, the Unsecured Term Loan due 2024, and the Unsecured Term Loan due 2026 contain provisions addressing the transition away from LIBOR that are intended to provide a mechanism for determining an alternate benchmark rate in the event that LIBOR becomes unavailable during the term of these loans. However, as there is yet to be a widely accepted alternate benchmark, these transitional provisions provide that the alternate benchmark will be selected by the parties in the future, subject to a determinative framework. There can be no certainty as of the date of this report as to the specific alternate benchmark that would be used.
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
The Company has entered into joint venture agreements that limit its flexibility with respect to jointly owned properties and expects to enter into additional such agreements in the future.
As of December 31, 2020, the Company had investments of $73.1 million in unconsolidated joint ventures with unrelated third parties comprised of four properties and two parking garages. The Company may acquire, develop, or redevelop additional properties in joint ventures with unrelated third parties. In such investments, the Company is subject to risks that may not be present in its other forms of ownership, including:
•joint venture partners could have financing and investment goals or strategies that are different than those of the Company, including terms and strategies for such investment and what levels of debt place on the venture;
•the parties to a joint venture could reach an impasse on certain decisions, which could result in unexpected costs, including costs associated with litigation or arbitration;
•joint venture partners could have investments that are competitive with the Company's properties in certain markets;
•interests in joint ventures are often illiquid and the Company may have difficulty exiting such an investment, or may have to exit at less than fair market value;

•joint venture partners may be structured differently than the Company for tax purposes and there could be conflicts relating to the Company's REIT status; and
•joint venture partners could become insolvent, fail to fund capital contributions, or otherwise fail to fulfill their obligations as a partner, which could require the Company to invest more capital into such ventures than anticipated.
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
In the event that we elect to settle any forward equity agreement for cash and the settlement price is below the applicable forward equity price, we would be entitled to receive a cash payment from the relevant forward purchaser. Under Section 1032 of the Internal Revenue Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a "securities futures contract" (as defined in the Internal Revenue Code, by reference to the Securities Exchange Act of 1934, as amended). Although we believe that any amount received by us in exchange for our stock would qualify for the exemption under Section 1032 of the Internal Revenue Code, because it is not entirely clear whether a forward equity agreement qualifies as a "securities futures contract," the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward equity agreement, we might be unable to satisfy the gross income requirements applicable to REITs under the Internal Revenue Code. In that case, we may be able to rely upon the relief provisions under the Internal Revenue Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax on the greater of (i) the excess of 75% of our gross income (excluding gross income from prohibited transactions) over the amount of such income attributable to sources that qualify under the 75% test or (ii) the excess of 95% of our gross income (excluding gross income from prohibited transactions) over the amount of such gross income attributable to sources that qualify under the 95% test, multiplied in either case by a fraction intended to reflect our profitability. In the event that these relief provisions were not available, we could lose our REIT status under the Internal Revenue Code.
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
Risks relating to government regulations

The Company's property taxes could increase due to reassessment or property tax rate changes.
Real property taxes on the Company's properties may increase as its properties are reassessed by taxing authorities or as property tax rates change. For example, a current California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value. Accordingly, the assessed value and resulting property tax the Company pays is less than it would be if the properties were assessed at current values. The Company owns 22 properties in California, representing 9.6% of its total revenue. From time to time, proposals have been made to reduce the beneficial impact of Proposition 13, particularly with respect to commercial property, which would include medical office buildings. Most recently, an initiative qualified for California’s November 2020 statewide ballot that would generally limit Proposition 13’s protections to residential real estate. If this initiative had passed, it would have ended the beneficial effect of Proposition 13 for the Company's properties, and property tax expense could have increase substantially, adversely affecting the Company's cash flow from operations and net income. While this initiative did not pass, the Company cannot predict whether other changes to Proposition 13 may be proposed or adopted in the future.
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

Trends in the healthcare service industry may negatively affect the demand for the Company’s properties, lease revenues and the values of its investments.
The healthcare service industry may be affected by the following:
•disruption in patient volume and revenue from the impact of COVID-19;
•trends in the method of delivery of healthcare services, such as telehealth;
•transition to value-based care and reimbursement of providers;
•competition among healthcare providers;
•consolidation among healthcare providers, health insurers, hospitals and health systems;
•a rise in government-funded health insurance coverage;
•pressure on providers' operating profit margins from lower reimbursement rates, lower admissions growth, and higher expense growth;
•availability of capital;
•credit downgrades;
•liability insurance expense;
•rising pharmaceutical drug expense;
•regulatory and government reimbursement uncertainty related to the Medicare and Medicaid programs;
•a trend toward government regulation of pharmaceutical pricing;
•government regulation of hospitals' and health insurers' pricing transparency;
•federal court decisions on cases challenging the legality of the Affordable Care Act, in whole or in part;
•site-neutral rate-setting for Medicare services across different care settings;

•heightened health information technology security standards and the meaningful use of electronic health records by healthcare providers; and
•potential tax law changes affecting providers.
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
In addition, provisions of Maryland's general corporation law may have anti-takeover effects that delay, defer or prevent a takeover attempt. These provisions include the following:
•Preferred Stock. The Company's charter authorizes the board of directors to issue preferred stock in one or more classes and establish the preferences and rights of any class of preferred stock issued. These actions can be taken without stockholder approval. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of the Company.
•Business combinations. Pursuant to Maryland law, the Company cannot merge into or consolidate with another corporation or enter into a statutory share exchange transaction in which the Company is not the surviving entity or sell all or substantially all of its assets unless the board of directors adopts a resolution declaring the proposed transaction advisable and two-thirds of the stockholders voting together as a single class approve the transaction. Maryland law prohibits stockholders from taking action by written consent unless all stockholders consent in writing. The practical effect of this limitation is that any action required or permitted to be taken by the Company's stockholders may only be taken if it is properly brought before an annual or special meeting of stockholders. The Company's bylaws further provide that in order for a stockholder to properly bring any matter before a meeting, the stockholder must comply with requirements regarding advance notice. The foregoing provisions could have the effect of delaying until the next annual meeting stockholder actions that the holders of a majority of the Company's outstanding voting securities favor. These provisions may also discourage another person from making a tender offer for the Company's common stock, because such person or entity, even if it acquired a majority of the Company's outstanding voting securities, would likely be able to take action as a stockholder, such as electing new directors or approving a merger, only at a duly called stockholders meeting. Maryland law also establishes special requirements with respect to business combinations between Maryland corporations and interested stockholders unless exemptions apply. Among other things, the law prohibits for five years following the most recent date on which the interested stockholder became an interested stockholder, a merger and other similar transactions between a corporation and an interested stockholder and requires a supermajority vote for such transactions after the end of the five-year period.
•Control share acquisitions. Maryland general corporation law also provides that control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer or by officers or employee directors. The control share acquisition statute does not apply to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or to acquisitions approved or exempted by the corporation's charter or bylaws.
•Maryland unsolicited takeover statute. Under Maryland law, the Company's board of directors could adopt various anti-takeover provisions without the consent of stockholders. The adoption of such measures could discourage offers for the Company or make an acquisition of the Company more difficult. On February 12, 2019, the Company opted out of the provision of this statute that permits the board to classify without shareholder vote. As such, the Company's board could not classify into multiple classes without stockholders' approval.
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
A REIT's net gain from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The Company may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, there can be no assurance that the Company can comply in all cases with the safe harbor or that it will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, the Company may choose not to engage in certain sales of its properties or may conduct such sales through a taxable REIT subsidiary, which would be subject to federal and state income taxation.
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
Changes to the Hawaii tax code could result in increased state-level taxation of REITs doing business in Hawaii or mandated state-level withholding of taxes on REIT dividends.
The Company owns three properties in Hawaii, representing 3.1% of its total revenue. The Hawaii State legislature has repeatedly considered, and could consider in the future, legislation that would repeal the REIT dividends paid deduction for Hawaii State income tax purposes related to income generated in Hawaii for a number of years or permanently. Such a repeal could result in double taxation of REIT income in Hawaii under the Hawaii tax code, reduce returns to shareholders and make the Company's stock less attractive to investors. The Hawaii State legislature also has considered, and could consider in the future, mandating withholding of Hawaii State income tax on dividends paid to out-of-state shareholders. Such shareholders may not be able to receive a credit of these taxes from their home state, thereby resulting in double taxation of such dividends. This could reduce returns to shareholders and make the Company's stock less attractive to investors.

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

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “HR.” At December 31, 2020, there were 938 stockholders of record.

Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.
Equity Compensation Plan Information
The following table provides information as of December 31, 2020 about the Company’s common stock that may be issued as restricted stock and upon the exercise of options, warrants and rights under all of the Company’s existing compensation plans, including the 2015 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED upon exercise of outstanding options, warrants, and rights [1]	WEIGHTED AVERAGE EXERCISE PRICE of outstanding options, warrants, and rights [1]	NUMBER OF SECURITIES REMAINING AVAILABLE for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	341,647	—	1,313,922
Equity compensation plans not approved by security holders	—	—	—
Total	341,647	—	1,313,922
1The outstanding options relate only to the 2000 Employee Stock Purchase Plan. The Company is unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under that plan. The 2000 Employee Stock Purchase Plan provides that shares of common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock at the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.

Issuer Purchases of Equity Securities
During the year ended December 31, 2020, the Company withheld and canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs	MAXIMUM NUMBER OF SHARES that may yet be purchased under the plans or programs
January 1 - January 31	18,753	$33.20	—	—
February 1 - February 29	4,810	36.46	—	—
March 1 - March 31	—	—	—	—
April 1 - April 30	—	—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	—	—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
October 1 - October 31	—	—	—	—
November 1 - November 30	—	—	—	—
December 1 - December 31	30,660	29.58	—	—
Total	54,223

Authorization to Repurchase Common Stock
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
This report and other materials Healthcare Realty has filed or may file with the SEC, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties that could materially affect the Company’s current plans and expectations and future financial condition and results.
Such risks and uncertainties as more fully discussed in Item 1A “Risk Factors” of this report and in other reports filed by the Company with the SEC from time to time include, among other things, the following:
Risk relating to our business and operations
•The Company's expected results may not be achieved;
•The Company’s revenues depend on the ability of its tenants under its leases to generate sufficient income from their operations to make rental payments to the Company;
•The ongoing COVID-19 pandemic and other pandemics that may occur in the future and any measures intended to prevent their spread or mitigate their severity could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition;
•Owning real estate and indirect interests in real estate is subject to inherent risks;
•The Company may incur impairment charges on its real estate properties or other assets;
•If the Company is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than the previous rates or if the Company is required to undertake significant expenditures or make significant leasing concessions to attract new tenants, then the Company’s business, consolidated financial condition and results of operations would be adversely affected;
•Certain of the Company’s properties are special purpose healthcare facilities and may not be easily adaptable to other uses;
•The Company has, and in the future may have more, exposure to fixed rent escalators, which could lag behind inflation and the growth in operating expenses such as real estate taxes, utilities, insurance, and maintenance expense;
•The Company’s real estate investments are illiquid and the Company may not be able to sell properties strategically targeted for disposition;
•The Company is subject to risks associated with the development and redevelopment of properties;
•The Company may make material acquisitions and undertake developments and redevelopments that may involve the expenditure of significant funds and may not perform in accordance with management’s expectations;
•The Company is exposed to risks associated with geographic concentration;
•Many of the Company’s leases are dependent on the viability of associated health systems. Revenue concentrations relating to these leases expose the Company to risks related to the financial condition of the associated health systems;
•Many of the Company’s properties are held under ground leases. These ground leases contain provisions that may limit the Company’s ability to lease, sell, or finance these properties;
•The Company may experience uninsured or underinsured losses;
•Damage from catastrophic weather and other natural events, whether caused by climate change or otherwise, could result in losses to the Company;
•The Company faces risks associated with security breaches through cyber attacks, cyber intrusions, or otherwise, as well as other significant disruptions of its information technology networks and related systems; and
•Government tenants may not receive annual budget appropriations, which could adversely affect their ability to pay the Company.

Risks relating to our capital structure and financings
•The Company has incurred significant debt obligations and may incur additional debt and increase leverage in the future;
•Covenants in the Company’s debt instruments limit its operational flexibility, and a breach of these covenants could materially affect the Company’s consolidated financial condition and results of operations;
•If lenders under the Unsecured Credit Facility fail to meet their funding commitments, the Company’s operations and consolidated financial position would be negatively impacted;
•The unavailability of equity and debt capital, volatility in the credit markets, increases in interest rates, or changes in the Company’s debt ratings could have an adverse effect on the Company’s ability to meet its debt payments, make dividend payments to stockholders or engage in acquisition and development activity;
•The Company is exposed to increases in interest rates, changes to the method that LIBOR rates are determined, and the potential phasing out of LIBOR. Such changes could adversely impact the Company's ability to refinance existing debt, sell assets or engage in acquisition and development activity;
•The Company's swap agreements may not effectively reduce its exposure to changes in interest rates;
•The Company has entered into joint venture agreements that limit its flexibility with respect to jointly owned properties and expects to enter into additional such agreements in the future;
•Settlement provisions contained in a forward equity agreement could result in substantial dilution to the Company's earnings per share and return on equity or result in substantial cash payment obligations;
•The U.S. federal income tax treatment of the cash that we might receive from cash settlement of a forward equity agreement is unclear and could jeopardize the Company's ability to meet the REIT qualification requirements; and
•In case of our bankruptcy or insolvency, any forward equity agreements will automatically terminate, and we would not receive the expected proceeds from any forward sale of shares of the Company’s common stock.

Risks relating to government regulations
•The Company's property taxes could increase due to reassessment or property tax rate changes;
•If a healthcare tenant loses its licensure or certification, becomes unable to provide healthcare services, cannot meet its financial obligations to the Company or otherwise vacates a facility, the Company would have to obtain another tenant for the affected facility;
•Trends in the healthcare service industry may negatively affect the demand for the Company’s properties, lease revenues and the values of its investments;
•The costs of complying with governmental laws and regulations may adversely affect the Company's results of operations;
•If the Company fails to remain qualified as a REIT, the Company will be subject to significant adverse consequences, including adversely affecting the value of its common stock;
•The Company’s Articles of Incorporation, as well as provisions of Maryland general corporation law, contain limits and restrictions on transferability of the Company’s common stock which may have adverse effects on the value of the Company’s common stock;
•Complying with the REIT requirements may cause the Company to forego otherwise attractive opportunities;
•The prohibited transactions tax may limit the Company's ability to sell properties;
•Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code;
•New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for the Company to qualify as a REIT; and
•Changes to the Hawaii tax code could result in increased state-level taxation of REITs doing business in Hawaii or mandated state-level withholding of taxes on REIT dividends.
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
This section is provided as a supplement to, and should be read in conjunction with, the Company's Consolidated Financial Statements and accompanying notes. This section is organized in the following sections:
•Liquidity and Capital Resources
•Trends and Matters Impacting Operating Results
•Results of Operations
•Non-GAAP Financial Measures and Key Performance Indicators
•Application of Critical Accounting Policies to Accounting Estimates
COVID-19 Rent Deferral
In response to COVID-19, the Company provided some of its tenants with deferred rent arrangements in the second and third quarters of 2020. Through February 10, 2021, the Company collected more than 99.5% of 2020 aggregate tenant billings. Also, through February 10, 2021, the Company has collected 99% of total scheduled deferral payments, leaving approximately $0.1 million to be collected.
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
The Company expects to continue to meet its liquidity needs, including capital for additional investments, tenant improvement allowances, operating and finance lease payments, paying dividends, and funding debt service, through cash flows from operations and the cash flow sources addressed above. See Note 3 to the Consolidated Financial Statements for additional discussion of operating and financing lease payment obligations. See "Trends and Matters Impacting Operating Results" for additional information regarding the Company's sources and uses of cash.
The Company also had unencumbered real estate assets with a gross book value of approximately $4.3 billion at December 31, 2020, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
The Company has exposure to variable interest rates and its common stock price is impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, have terms of approximately one to 20 years and have lease rates that generally increase on an annual basis at fixed rates or based on consumer price indices.

Operating Activities
Cash flows provided by operating activities for the two years ended December 31, 2020 and 2019 were $470.1 million and $213.1 million, respectively. Several items impact cash flows from operating activities including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipt of tenant rent.
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
Investing Activities
A summary of the significant transactions impacting investing activities for the year ended December 31, 2020 is listed below. See Note 4 to the Consolidated Financial Statements for more detail on these activities.
Outflows
The following table details the acquisitions for the year ended December 31, 2020:

Dollars in millions	ASSOCIATED HEALTH SYSTEM/TENANCY	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	CAP RATE [1]	MILES TO CAMPUS
Los Angeles, CA	MemorialCare Health	1/3/20	$42.0	86,986	5.3%	0.14
Atlanta, GA	Wellstar Health System	2/13/20	12.0	64,624	5.6%	0.10
Raleigh, NC	WakeMed Health	2/25/20	6.3	15,964	6.7%	0.04
Colorado Springs, CO	CommonSpirit Health	3/9/20	8.2	34,210	6.5%	1.60
Denver, CO [2]	UCHealth	3/13/20	33.5	136,994	6.1%	0.24
San Diego, CA	Palomar Health	7/1/20	16.7	46,083	5.9%	0.04
Los Angeles, CA	Cedars-Sinai-Huntington	7/17/20	35.0	49,785	5.4%	0.11
Seattle, WA [3]	MultiCare Health System	7/23/20	11.0	21,309	5.6%	0.06
Atlanta, GA	Wellstar Health System	7/31/20	20.5	48,145	6.2%	0.13
Houston, TX	Memorial Hermann	9/24/20	11.0	40,235	5.6%	0.03
Los Angeles, CA	Providence St. Joseph Health	9/28/20	14.0	24,252	5.6%	0.03
Colorado Springs, CO	CommonSpirit Health	10/7/2020	8.9	36,720	6.5%	1.60
Greensboro, NC [2]	Cone Health-Sentara	11/9/2020	45.1	149,400	5.5%	0.02
Memphis, TN	UT Health/Methodist/BMG	11/9/2020	26.3	135,270	5.7%	0.90
Memphis, TN	Baptist Memorial (BMG)	11/18/2020	7.0	40,192	6.5%	0.00
Nashville, TN	Ascension Health	12/1/2020	14.0	38,736	5.2%	0.10
Greensboro, NC	Cone Health-Sentara	12/17/2020	10.5	27,599	5.4%	0.25
San Diego, CA	None	12/22/2020	37.4	45,157	5.2%	4.40
Atlanta, GA [4]	NGHS/Northside	12/29/2020	50.0	125,404	5.2%	0.22
Greensboro, NC	Cone Health-Sentara	12/30/2020	11.6	35,373	6.0%	0.00
Total acquisitions			421.0	1,202,438	5.6%
Land acquisition [5]		1/14/20	1.6	—
Land acquisition [6]		9/4/20	1.0	—
Land acquisition [7]		10/22/20	2.5	—
			$426.1	1,202,438
1The cap rate represents the forecasted annual net operating income ("NOI") derived from in-place leases divided by purchase price.
2Includes three properties.
3Represents a single-tenant property.
4Includes two properties.

5The Company acquired land parcels under four existing buildings (previously ground leased with the hospital system).
6The Company acquired a land parcel under an existing building (previously ground leased). The building and land were disposed on September 30, 2020.
7The Company acquired a land parcel adjacent to an existing building, and the land parcel will be held for development.

During 2020, the Company entered into the TIAA Joint Venture to invest in a broad range of medical office buildings. The Company accounted for its 50% ownership in the TIAA Joint Venture as an equity method investment. As of December 31, 2020, the Company's investments totaled $65.7 million, inclusive of capital acquisition funding. The Company serves as the managing member of this joint venture. The following table provides details of the joint venture transactions.

Dollars in millions	ASSOCIATED HEALTH SYSTEM/TENANCY	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	CAP RATE [1]	MILES TO CAMPUS
Minneapolis, MN	Allina Health	11/12/20	$16.6	92,139	5.1%	0.00
Minneapolis, MN	Summit Orthopedics	12/7/2020	15.5	48,594	6.8%	2.50
Los Angeles, CA	MemorialCare Health	12/8/2020	80.6	135,904	4.9%	0.00
Los Angeles, CA	MemorialCare Health	12/29/2020	13.2	48,759	6.0%	1.60
Total acquisitions			$125.9	325,396	5.3%
1The cap rate represents the forecasted annual net operating income ("NOI") derived from in-place leases divided by purchase price.

In 2020, the Company funded the following tenant improvements and capital expenditures:
•$26.5 million toward development and redevelopment of properties;
•$20.5 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$26.2 million toward second generation tenant improvements; and
•$21.8 million toward capital expenditures. See the "Trends and Matters Impacting Operating Results - Capital Expenditures" for more detail.

Subsequent Acquisitions
On January 7, 2021, the Company acquired a 22,461 square foot medical office building in San Diego, California for a purchase price of $17.2 million.
On February 1, 2021, the Company acquired two medical office buildings totaling 121,709 square feet in Dallas, Texas for a total purchase price of $22.5 million.
Inflows
The following table details the dispositions for the year ended December 31, 2020:

Dollars in millions	DATE DISPOSED	SALES PRICE	SQUARE FOOTAGE	DISPOSITION CAP RATE [1]	PROPERTY TYPE [2]
Springfield, MO	7/30/20	$138.0	186,000	7.5%	SF
Oklahoma City, OK	7/30/20	106.5	200,000	7.5%	MOB
Miami, FL	9/30/20	5.0	26,000	3.9%	MOB
Total dispositions		$249.5	412,000	7.4%
1Cap rate represents the in-place cash NOI divided by sales price.
2MOB = medical office building; SF = surgical facility

Financing Activities
Common Stock Issuances
On February 14, 2020, the Company entered into sales agreements with six investment banks to allow sales under its at-the-market equity offering program of up to an aggregate of $500.0 million of common stock. The following table details the Company's at-the-market activity, including forward transactions that occurred during the year and subsequent to year-end.

	WEIGHTED AVERAGE SALE PRICE per share	SHARES PRICED	SHARES SETTLED	SHARES REMAINING TO BE SETTLED	NET PROCEEDS in millions
2020	$31.50	6,430,572	4,607,313	1,823,259	$141.5
January 2021	$30.53	215,532	239,896	1,798,895	$7.2
Of the 1.8 million shares remaining to be settled, all of which are expected to be settled by January 2022, the Company expects net proceeds ranging from $53.9 million to $55.8 million depending on the timing of settlement. After accounting for these settlements, the Company has approximately $291.0 million remaining available to be sold under the current sales agreements at the date of this filing.
Debt Activity
Below is a summary of the significant debt financing activity for the year ended December 31, 2020. See Note 9 to the Consolidated Financial Statements for additional information on financing activities.
•The following table details the mortgage note payable activity for the year ended December 31, 2020:

(in millions)	TRANSACTION DATE	BORROWING (REPAYMENT)	ENCUMBERED SQUARE FEET	CONTRACTUAL INTEREST RATE
Debt assumptions:
Los Angeles, CA	1/3/2020	$19.3	86,986	3.90%
San Diego, CA	12/22/2020	16.5	45,157	4.25%
		$35.8	132,143	4.06%
Repayments in full:
Oklahoma City, OK	2/3/2020	$(5.9)	68,860	6.10%
Des Moines, IA	5/4/2020	(0.3)	83,318	5.74%
Seattle, WA	6/2/2020	(12.6)	67,510	6.44%
Minneapolis, MN (1)	6/25/2020	(10.3)	60,476	6.75%
Atlanta, GA	10/1/2020	(4.2)	40,171	5.47%
Seattle, WA	11/10/2020	(10.0)	87,462	5.91%
		$(43.3)	407,797	6.25%
1.Consisting of three series municipal bonds encumbering one property.

•On March 18, 2020, the Company issued $300.0 million of unsecured senior notes due 2030 (the "Senior Notes due 2030") in a registered public offering. The Senior Notes due 2030 bear interest at 2.40%, payable semi-annually on March 15 and September 15, beginning September 15, 2020, and are due on March 15, 2030, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.0 million and the Company incurred approximately $2.8 million in debt issuance costs. Concurrent with this transaction, the Company settled two treasury rate locks for $4.3 million. Inclusive of the discount, debt issuance costs and settlement of the treasury rate locks, the effective interest rate was 2.71%. The Senior Notes due 2030 have various financial covenants that are required to be met on a quarterly and annual basis.
•On May 29, 2020, the Company borrowed $150.0 million from its Unsecured Term Loan due 2026.
•On October 2, 2020, the Company issued $300.0 million of unsecured senior notes due 2031 (the "Senior Notes due 2031") in a registered public offering. The Senior Notes due 2031 bear interest at 2.05%, payable semi-annually on March 15 and September 15, beginning March 15, 2021, and are due on March 15, 2031, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.4 million and the Company incurred approximately $2.8 million in debt issuance costs. Inclusive of the discount and debt issuance costs, the effective interest rate was 2.24%. The Senior Notes due 2031 have various financial covenants that are required to be met on a quarterly and annual basis.

•On October 19, 2020, the Company redeemed its unsecured senior notes due 2023 (the "Senior Notes due 2023") bearing interest at 3.75%. The aggregate redemption price of $270.5 million consisted of outstanding principal of $250.0 million, accrued interest of $0.1 million, and a "make-whole" amount of approximately $20.4 million for the early extinguishment of debt. The unaccreted discount and unamortized costs on these notes of $1.1 million was written off upon redemption. In October 2020, the Company recognized a loss on early extinguishment of debt of approximately $21.5 million related to this redemption.
The Company has outstanding interest rate derivatives totaling $175.0 million to hedge one-month LIBOR. The following details the amount and rate of each swap (dollars in thousands):

EFFECTIVE DATE	AMOUNT	WEIGHTED AVERAGE RATE	EXPIRATION DATE
December 18, 2017	$25,000	2.18%	December 16, 2022
February 1, 2018	50,000	2.46%	December 16, 2022
May 1, 2019	50,000	2.33%	May 1, 2026
June 3, 2019	50,000	2.13%	May 1, 2026
	$175,000	2.29%
The following table details the Company's debt balances as of December 31, 2020:

	PRINCIPAL BALANCE	CARRYING BALANCE [1]	WEIGHTED YEARS TO MATURITY	CONTRACTUAL RATE	EFFECTIVE RATE
Senior Notes due 2025 [2]	$250,000	$248,776	4.3	3.88%	4.08%
Senior Notes due 2028	300,000	296,123	7.0	3.63%	3.84%
Senior Notes due 2030 [3]	300,000	296,468	9.3	2.40%	2.71%
Senior Notes due 2031	300,000	294,924	10.3	2.05%	2.24%
Total Senior Notes Outstanding	1,150,000	1,136,291	7.8	2.95%	3.18%
$700 million unsecured credit facility due 2023 [4]	—	—	2.4	LIBOR+0.90%	1.04%
$200 million unsecured term loan due 2024 [5]	200,000	199,236	3.4	LIBOR+1.00%	1.99%
$150 million unsecured term loan due 2026 [6]	150,000	149,479	5.4	LIBOR+1.60%	3.14%
Mortgage notes payable	117,221	117,763	3.7	4.20%	4.07%
Total Outstanding Notes and Bonds Payable	$1,617,221	$1,602,769	6.8	2.94%	3.09%
1Balances are reflected net of discounts and debt issuance costs and include premiums.
2The effective interest rate includes the impact of the $1.7 million settlement of four forward-starting interest rate swaps that is included in accumulated other comprehensive income on the Company's Consolidated Balance Sheets.
3The effective interest rate includes the impact of the $4.3 million settlement of two forward-stating treasury locks that is included in accumulated other comprehensive income on the Company's Consolidated Balance Sheets.
4As of December 31, 2020, the Company had no loans outstanding under the Unsecured Credit Facility with a remaining borrowing capacity of a $700.0 million.
5The effective interest rate includes the impact of interest rate swaps totaling $75.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Unsecured Term Loan due 2024 at a weighted average interest rate of 2.37% (plus the applicable margin rate, currently 1.00%).
6The effective interest rate includes the impact of interest rate swaps totaling $100.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Unsecured Term Loan due 2026 at a weighted average interest rate of 2.23% (plus the applicable margin rate, currently 1.60%).

Debt Covenant Information
The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2020, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
As of December 31, 2020, 99.8% of the Company’s principal balances were due after 2021. Also, as of December 31, 2020, the Company's incurrence of total debt as defined in the senior notes due 2025 and 2028 [debt divided by (total assets less intangibles and accounts receivable)] was approximately 35.1% (cannot be greater than 60%) and debt service coverage [interest expense divided by (net income plus interest expense, taxes, depreciation and amortization, gains and impairments)] was approximately 5.0 times (cannot be less than 1.5x). The covenants for the Senior Notes due 2030 and 2031 are less restrictive.
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
Acquisitions and Dispositions
During 2020, the Company acquired 25 medical office buildings for purchase prices totaling $421.0 million, resulting in cash consideration paid of $390.1 million. The weighted average capitalization rate for these investments was 5.6%. The Company also acquired three land parcels for purchase prices totaling $5.1 million, resulting in cash consideration paid of $5.4 million.
In addition to the acquisitions described in the prior paragraph, during 2020, the Company entered into a joint venture agreement with TIAA to invest in a broad range of medical office buildings. The TIAA Joint Venture acquired four medical office buildings for purchase prices totaling $125.9 million, resulting in cash consideration paid of $123.3 million. The weighted average capitalization rate for these investments was 5.3%.
The Company disposed of three properties in 2020 for sales prices totaling $249.5 million, yielding net cash proceeds of $249.3 million net of $0.2 million of closing costs and related adjustments. The weighted average capitalization rate for these investments was 7.4%.
A component of the Company's strategy is to continually monitor its portfolio for opportunities to improve the overall quality. Properties that no longer meet the Company's investment criteria may be sold for higher capitalization rates than properties acquired to replace them. Properties that meet the Company's investment criteria may be purchased for lower capitalization rates because of their lower-risk profile and higher internal growth potential. In addition, the volume and timing of such acquisitions and dispositions could have a material impact on operating results.
See the Company's discussion of the 2020 acquisitions and dispositions activity in Note 4 to the Consolidated Financial Statements.
Development and Redevelopment Activity
In 2020, the Company funded $26.5 million toward development and redevelopment of properties, including the following:
•The Company completed the core and shell of a 151,031 square foot medical office building in Seattle, Washington. The Company funded $10.5 million during the year ended December 31, 2020. The first tenant took occupancy during the first quarter of 2020.
•The Company continued the redevelopment of a 110,883 square foot medical office building in Memphis, Tennessee. The Company funded approximately $12.6 million during the year ended December 31, 2020.
•The Company funded an additional $1.1 million on a previously completed redevelopment in Nashville, Tennessee, $1.1 million on a previously completed development project in Denver, Colorado, and $0.7 million on a previously completed redevelopment in Charlotte, North Carolina.
•The Company began the redevelopment of a 217,000 square foot medical office building in Dallas, Texas. The Company funded approximately $0.4 million during the year ended December 31, 2020. The building continues to operate with in-place leases during construction. The redevelopment is expected to take approximately a year to complete.

The table below details the Company’s development activity as of December 31, 2020. The information included in the table below represents management’s estimates and expectations at December 31, 2020, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

			December 31, 2020			ESTIMATED REMAINING FUNDINGS unaudited	ESTIMATED TOTAL INVESTMENT unaudited	APPROXIMATE SQUARE FEET unaudited
Dollars in thousands	NUMBER OF PROPERTIES	INITIAL OCCUPANCY	CONSTRUCTION IN PROGRESS BALANCE	TOTAL FUNDED during the year	TOTAL AMOUNT FUNDED
Recently Completed
Seattle, WA	1	Q1 2020	$—	$10,520	$59,552	$4,568	$64,120	151,031
Redevelopment Activity
Memphis, TN [1]	1	Q1 2021	—	12,618	21,650	8,550	30,200	110,883
Dallas, TX	1	Q4 2020	—	423	423	16,477	16,900	217,000
Total			$—	$23,561	$81,625	$29,595	$111,220	478,914

1The project includes the acquisition of a 110,883 square foot medical office building for $8.7 million and redevelopment costs related to the property. Initial occupancy represents the quarter in which the redevelopment is expected to be completed. The building will continue to operate with in-place leases during construction.

The Company is in the planning stages with several health systems and developers regarding new development and redevelopment opportunities and expects one or more to begin in 2021. Total costs to develop or redevelop a typical medical office building can vary depending on the scope of the project, market rental terms, parking configuration, building amenities, asset type and geographic location.
The Company’s disclosures regarding projections or estimates of completion dates and leasing may not be indicative of actual results. See Note 14 to the Consolidated Financial Statements for more information on the Company’s development and redevelopment activities.

Security Deposits and Letters of Credit
As of December 31, 2020, the Company held approximately $11.4 million in letters of credit and security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon these instruments if there are any defaults under the leases.
Multi-Tenant Leases
The Company expects that approximately 20% of the leases in its multi-tenant portfolio will expire each year. In-place multi-tenant leases have a weighted average lease term of 7.0 years and a weighted average remaining lease term of 3.6 years. Demand for well-located real estate with complementary practice types and services remains consistent, and the Company's 2020 quarterly tenant retention statistics ranged from 81% to 85%. In 2021, the Company has 738 leases totaling 2.5 million square feet in its multi-tenant portfolio that are scheduled to expire. Of those leases, 89% are in on-campus buildings, which, in our experience, tend to have high tenant retention rates between 75% to 90%.
Included in the 2021 lease expirations is a 111,000 square foot fitness center leased by Baylor Scott & White Health. The fitness center is located in a 217,000 square foot on-campus medical office building. A new operator, Cowboys Fit, executed an approximately 14-year lease for a reconfigured 52,000 square foot fitness center, and the existing tenant will remain in place until the new lease commences. The Company expects to convert the remaining space for clinical use.
The Company continues to emphasize its multi-tenant contractual rent increases for in-place leases. As of December 31, 2020 and 2019, the Company's contractual rental rate growth averaged 2.88% and 2.89%, respectively, for in-place leases. In addition, the Company continued to see strong quarterly weighted average rental rate growth for renewing leases ("cash leasing spread") and expects the majority of its renewals to increase between 3.0% and 4.0%. In 2020, cash leasing spreads averaged 4.1%.

In a further effort to maximize revenue growth and reduce its exposure to key expenses such as taxes and utilities, the Company carefully manages its balance of lease types. Gross leases, wherein the Company has full exposure to all operating expenses, comprise 11% of its lease portfolio. Modified gross or base year leases, in which the Company and tenant both pay a share of operating expenses, comprise 32% of the Company's leased portfolio. Net leases, in which tenants pay all allowable operating expenses, total 57% of the leased portfolio.
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
The Company invested $21.8 million, or $1.33 per square foot, in capital expenditures in 2020 and $17.2 million, or $1.12 per square foot, in capital expenditures in 2019. As a percentage of cash net operating income, 2020 and 2019 capital expenditures were 7.3% and 5.9%, respectively. For a reconciliation of cash net operating income, see "Same Store Cash NOI" in the "Non-GAAP Financial Measures and Key Performance Indicators" section as part of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report.

Tenant Improvements
The Company may invest in tenant improvements for the purpose of refurbishing or renovating tenant space. The Company categorizes these expenditures into first and second generation tenant improvements. As of December 31, 2020, the Company had commitments of approximately $53.8 million that are expected to be spent on tenant improvements throughout the portfolio, excluding development properties currently under construction.
First Generation Tenant Improvements & Planned Capital Expenditures for Acquisitions
First generation tenant improvements and planned capital expenditures for acquisition spending totaled $20.5 million and $19.8 million for the years ended December 31, 2020 and 2019, respectively. First generation tenant improvements include build out costs related to suite space in shell condition. Planned capital expenditures for acquisitions include expected near-term fundings that were contemplated as part of the acquisition.
Second Generation Tenant Improvements
Second generation tenant improvements spending totaled $26.2 million in 2020, or 8.8% of total cash net operating income. In 2019, this spending totaled $28.7 million, or 9.9% of total cash net operating income.
If the cost of a tenant improvement project exceeds a tenant improvement allowance, the Company generally offers the tenant the option to finance the excess over the lease term with interest or to reimburse the overage to the Company in a lump sum. In either case, such overages are amortized by the Company as rental income over the term of the lease. Interest earned on tenant overages is included in other operating income in the Company's Consolidated Statements of Income and totaled approximately $0.3 million in 2020, $0.2 million in 2019, and $0.3 million in 2018. The first and second generation tenant overage amount amortized to rent totaled approximately $6.3 million in 2020, $5.7 million in 2019, and $4.8 million in 2018.
Second generation, multi-tenant tenant improvement commitments in 2020 for renewals averaged $1.58 per square foot per lease year, ranging quarterly from $1.48 to $1.78. In 2019, these commitments averaged $2.26 per square foot per lease year, ranging quarterly from $1.75 to $3.15. In 2018, these commitments averaged $1.94 per square foot per lease year, ranging quarterly from $1.50 to $2.48.

Second generation, multi-tenant tenant improvement commitments in 2020 for new leases averaged $5.52 per square foot per lease year, ranging quarterly from $4.07 to $6.40. In 2019, these commitments averaged $5.02 per square foot per lease year, ranging quarterly from $4.79 to $5.18. In 2018, these commitments averaged $4.82 per square foot per lease year, ranging quarterly from $4.04 to $5.42.

Leasing Commissions
In certain markets, the Company may pay leasing commissions to real estate brokers who represent either the Company or prospective tenants, with commissions generally equating to 4% to 6% of the gross lease value for new leases and 2% to 4% of the gross lease value for renewal leases. In addition, the Company may pay internal employees commissions when leases are executed and meet certain leasing thresholds. External leasing commissions are amortized to property operating expense, and internal leasing costs are amortized to general and administrative expense in the Company's Consolidated Statements of Income. In 2020, the Company paid leasing commissions of approximately $10.4 million, or $0.64 per square foot. In 2019, the Company paid leasing commissions of approximately $11.3 million, or $0.74 per square foot. As a percentage of total cash net operating income, leasing commissions paid for 2020 and 2019 were 2.9% and 3.9%, respectively. The amount of leasing commissions amortized over the term of the applicable leases totaled $7.4 million, $6.1 million and $5.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Rent Abatements
Rent abatements, which generally take the form of deferred rent, are sometimes used to help induce a potential tenant to lease space in the Company's properties. Such abatements, when made, are amortized by the Company on a straight-line basis against rental income over the lease term. Rent abatements for 2020 totaled approximately $2.8 million, or $0.18 per square foot. Rent abatements for 2019 totaled approximately $2.1 million, or $0.13 per square foot. Rent abatements for 2018 totaled approximately $3.1 million, or $0.21 per square foot.

Single-Tenant Leases
As of December 31, 2020, the Company had a total of 13 single-tenant leases, with a weighted average lease term of 11.9 years and a weighted average remaining lease term of 6.1 years.
Included in the 2021 lease expirations is one single-tenant leased, on-campus medical office building with a lease expiration of December 31, 2020. The Company and the tenant have agreed in principle on renewal terms, and the Company expects to complete the renewal agreement in the first quarter of 2021.
Operating Leases
As of December 31, 2020, the Company was obligated to make rental payments under operating lease agreements consisting primarily of ground leases related to 62 real estate investments, excluding those ground leases the Company has prepaid. At December 31, 2020, the Company had 105 properties totaling 8.8 million square feet that were held under ground leases with a remaining weighted average term of 70.3 years, including renewal options. These ground leases typically have initial terms of 50 to 75 years with one or more renewal options extending the terms to 75 to 100 years, with expiration dates through 2119.

Purchase Options
The Company had approximately $96.9 million in real estate properties as of December 31, 2020 that were subject to exercisable purchase options. The Company has approximately $254.8 million in real estate properties that are subject to purchase options that will become exercisable after 2020. Additional information about the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	NUMBER OF PROPERTIES		GROSS REAL ESTATE INVESTMENT AS OF DECEMBER 31, 2020
YEAR EXERCISABLE	MOB	INPATIENT	FAIR MARKET VALUE METHOD [1]	NON FAIR MARKET VALUE METHOD [2]	TOTAL
Current [3,4]	3	1	$96,934	$—	$96,934
2021	—	—	—	—	—
2022	1	—	—	14,984	14,984
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	4	—	48,171	19,459	67,630
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	1	—	43,961	—	43,961
2029	1	—	26,494	—	26,494
2030	—	—	—	—	—
2031 and thereafter	4	—	101,647	—	101,647
Total	14	1	$317,207	$34,443	$351,650
1The purchase option price includes a fair market value component that is determined by an appraisal process.
2Includes properties with stated purchase prices or prices based on fixed capitalization rates.
3These purchase options have been exercisable for an average of 12.4 years.
4The Company has received notice from a hospital system ground lessor to begin the process to explore the valuation of one medical office building.

Debt Management
The Company maintains a conservative and flexible capital structure that allows it to fund new investments and operate its existing portfolio. The Company has approximately $117.2 million of mortgage notes payable, most of which were assumed when the Company acquired properties. In 2021, the Company has approximately $21.1 million of mortgage notes payable that will mature or are able to be repaid without penalty. The Company will repay mortgage notes with cash on hand or borrowings under the Unsecured Credit Facility.

Impact of Inflation
The Company is subject to the risk of inflation as most of its revenues are derived from long-term leases. Most of the Company's leases provide for fixed increases in base rents or increases based on the Consumer Price Index, and require the tenant to pay all or some portion of increases in operating expenses. The Company believes that these provisions mitigate the impact of inflation. However, there can be no assurance that the Company's ability to increase rents or recover operating expenses will always keep pace with inflation. The Company's leases have a weighted average lease term remaining of approximately 3.8 years. The following table shows the percentage of the Company's leases that provide for fixed or CPI-based rent increases by type as of December 31, 2020:

	% INCREASE	% OF BASE RENT
Annual increase
CPI	2.0%	2.5%
Fixed	3.0%	91.3%
Non-annual increase
CPI	0.8%	0.5%
Fixed	2.1%	4.5%
No increase
Term > 1 year	—%	1.2%

New Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for information on new accounting standards including both standards that the Company adopted during the year and those that have not yet been adopted. The Company continues to evaluate the impact of the new standards that have not yet been adopted.
Other Items Impacting Operations
General and administrative expenses will fluctuate quarter-to-quarter. In the first quarter of each year, general and administrative expense includes increases for certain expenses such as payroll taxes, non-cash Employee Stock Purchase Plan expense and healthcare savings account fundings. The Company expects these customary expenses to increase by approximately $0.8 million in the first quarter of 2021. Approximately $0.6 million is not expected to recur in subsequent quarters in 2021.

Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The Company’s consolidated results of operations for 2020 compared to 2019 were significantly impacted by acquisitions, dispositions, gain on sales and impairment charges recorded on real estate properties.

Revenues
Rental income increased $30.0 million, or 6.5%, to approximately $492.3 million compared to $462.2 million in the prior year and is comprised of the following:

			CHANGE
Dollars in thousands	2020	2019	$	%
Property operating	$453,699	$415,142	$38,557	9.3%
Single-tenant	34,828	44,083	(9,255)	(21.0)%
Straight-line rent	3,735	3,000	735	24.5%
Total rental income	$492,262	$462,225	$30,037	6.5%
Property operating rental income increased $38.6 million, or 9.3%, from the prior year primarily as a result of the following activity:
•Acquisitions in 2019 and 2020 contributed $31.9 million.
•A development completed in 2020 contributed $2.5 million.
•Leasing activity, including contractual rent increases, contributed $6.9 million.
•Dispositions in 2019 and 2020 resulted in a decrease of $2.7 million.
Single-tenant lease income decreased $9.3 million, or 21.0%, from the prior year primarily as a result of the following activity:
•Dispositions in 2019 and 2020 resulted in a decrease of $10.0 million.
•An acquisition in 2020 contributed $0.3 million.
•Leasing activity, including contractual rent increases, contributed $0.4 million.
Straight-line rent income increased $0.7 million, or 24.5%, from the prior year primarily as a result of the following activity:
•Acquisitions in 2019 and 2020 resulted in an increase of $1.4 million.
•A development completed in 2020 contributed $0.1 million.
•Dispositions in 2019 and 2020 resulted in a decrease of $0.4 million.
•Reduced rent abatements along with net leasing activity and contractual rent increases resulted in a decrease of $0.4 million.

Other operating income decreased $0.7 million or 8.7% from the prior year primarily due to a reduction in variable parking revenue.

Expenses
Property operating expenses increased $16.5 million, or 9.2%, from the prior year primarily as a result of the following activity:
•Acquisitions in 2019 and 2020 resulted in an increase of $14.8 million.
•A development completed in 2020 resulted in an increase of $0.6 million.
•Increases in portfolio operating expenses as follows:
◦Property tax expense of $2.7 million;
◦Leasing commission amortization of $1.2 million;
◦Intangible amortization write-off due the acquisition of previously ground leased land totaling $0.7 million;
◦Insurance expense of $0.6 million;
◦Security expense of $0.2 million;
◦Compensation increase of $0.2 million; and
◦Janitorial expense of $0.2 million.
•Decreases in portfolio operating expenses as follows:
◦Utilities expense of $1.0 million;
◦Maintenance and repair expense of $1.0 million; and
◦Legal fees and other administration costs of $0.7 million.
•Dispositions in 2019 and 2020 resulted in a decrease of $2.0 million.
General and administrative expenses decreased approximately $4.1 million, or 11.8%, from the prior year primarily as a result of the following activity:
•The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in a $2.9 million charge for the nine months ended September 30, 2019 because of the acceleration of his outstanding nonvested share-based awards and associated taxes.
•Decrease in incentive-based awards of approximately $0.7 million.
•Decrease in travel expense of $0.9 million.
•Compensation expense increased $1.0 million, including $0.5 million of non-cash expense.
•Other net decreases, including professional fees and other administrative costs, of $0.6 million.
Depreciation and amortization expense increased $12.6 million, or 7.1%, from the prior year primarily as a result of the following activity:
•Acquisitions in 2019 and 2020 and a development in 2020 resulted in increases of $20.1 million.
•Various building and tenant improvement expenditures caused increases of $9.9 million.
•Dispositions in 2019 and 2020 resulted in decreases of $5.6 million.
•Assets that became fully depreciated resulted in decreases of $11.8 million.

Other Income (Expense)
Other income (expense), a net expense, decreased $29.4 million, or 80.2%, from the prior year mainly due to the following activity:
Gain on Sales of Real Estate Properties
Gain on sales of real estate properties totaling approximately $70.4 million and $25.1 million are associated with the sales of three and eleven real estate properties during 2020 and 2019, respectively.
Interest Expense
Interest expense increased $0.7 million for the year ended December 31, 2020 compared to the prior year. The components of interest expense are as follows:

			CHANGE
Dollars in thousands	2020	2019	$	%
Contractual interest	$52,656	$53,364	$(708)	(1.3)%
Net discount/premium accretion	483	250	233	93.2%
Debt issuance costs amortization	2,704	2,448	256	10.5%
Amortization of interest rate swap settlement	168	168	—	—%
Amortization of treasury hedge settlement	336	—	336	—%
Interest cost capitalization	(1,142)	(1,411)	269	(19.1)%
Interest on lease liabilities	969	616	353	—%
Total interest expense	$56,174	$55,435	$739	1.3%
Contractual interest decreased $0.7 million, or 1.3%, primarily as a result of the following activity:
•The Unsecured Credit Facility accounted for a net decrease of $6.6 million.
•The Unsecured Term Loan due 2024 accounted for a net decrease of $0.7 million.
•The Unsecured Term Loan due 2026 accounted for an increase of $2.2 million.
•The issuance of Senior Notes due 2030 and the Senior Notes due 2031 accounted for an increase of $7.2 million.
•The redemption of Senior Notes due 2023 accounted for a decrease of $1.9 million.
•Mortgage notes repayments accounted for a decrease of $0.9 million.
Loss on extinguishment of debt
The Company recognized a loss on early extinguishment of debt of approximately $21.5 million related to the redemption of the Senior Notes due 2023.
Impairment of Real Estate Assets
Impairment of real estate assets totaling approximately $5.6 million is associated with the sales of two real estate properties during 2019.
Equity income (loss) from unconsolidated joint ventures
During 2020, the TIAA Joint Venture acquired four medical office buildings and the Company recognized its pro-rata share of the loss.
Interest and other income (expense), net
The Company expensed approximately $0.8 million of debt issuance costs as a result of the Term Loan modification in 2019.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The Company's discussion regarding the comparison of the year ended December 31, 2019 compared to the year ended December 31, 2018 was previously disclosed beginning on page 33 in the Company's 2019 Form 10-K filed on February 12, 2020.

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
In addition to FFO, the Company presents Normalized FFO and FAD. Normalized FFO is presented by adding to FFO acquisition-related costs, acceleration of debt issuance costs, debt extinguishment costs and other Company-defined normalizing items to evaluate operating performance. FAD is presented by adding to Normalized FFO non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense and provision for bad debts, net; and subtracting straight-line rent income, net of expense, and maintenance capital expenditures, including second generation tenant improvements, capital expenditures and leasing commissions paid. The Company's definition of these terms may not be comparable to that of other real estate companies as they may have different methodologies for computing these amounts. FFO, Normalized FFO, and FAD should not be considered as an alternative to net income as an indicator of the Company's financial performance or to cash flow from operating activities as an indicator of the Company's liquidity. FFO, Normalized FFO, and FAD should be reviewed in connection with GAAP financial measures.
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

The table below reconciles net income attributable to common stockholders to FFO, Normalized FFO and FAD for the years ended December 31, 2020, 2019, and 2018.

	YEAR ENDED DECEMBER 31,
Amounts in thousands, except per share data	2020	2019	2018
Net income	$72,195	$39,185	$69,771
Gain on sales of real estate assets	(70,361)	(25,101)	(41,665)
Impairments	—	5,617	—
Real estate depreciation and amortization	194,574	180,715	166,534
Proportionate share of unconsolidated joint ventures	564	321	320
FFO	196,972	200,737	194,960
Acquisition and pursuit costs [1]	2,561	1,742	738
Lease intangible amortization [2]	690	147	—
Accelerated stock awards [3]	—	2,854	70
Forfeited earnest money received	—	—	(466)
Debt financing costs [4]	21,920	760	—
Proportionate share of unconsolidated joint ventures	16	—	—
Normalized FFO	222,159	206,240	195,302
Non-real estate depreciation and amortization	3,154	3,269	3,284
Non-cash interest expense amortization [5]	3,691	2,866	2,608
Provision for bad debt, net	207	167	60
Straight-line rent income, net	(2,245)	(1,463)	(2,762)
Stock-based compensation	9,922	9,519	10,621
Proportionate share of unconsolidated joint ventures	27	32	34
Normalized FFO adjusted for non-cash items	236,915	220,630	209,147
2nd Generation tenant improvements	(26,209)	(28,690)	(30,939)
Leasing commissions paid	(10,369)	(11,329)	(7,119)
Capital expenditures	(21,758)	(17,158)	(20,347)
Maintenance cap ex	(58,336)	(57,177)	(58,405)
FAD	$178,579	$163,453	$150,742
FFO per common share - diluted	$1.46	$1.56	$1.57
Normalized FFO per common share - diluted	$1.65	$1.60	$1.57
Weighted average common shares outstanding - diluted [6]	134,835	128,863	124,104
1Acquisition and pursuit costs include third party and travel costs related to the pursuit of acquisitions and developments.
2The Company adopted the 2018 NAREIT FFO White Paper Restatement during the first quarter of 2019. This amended definition specifically includes the impact of acquisition related market lease intangible amortization in the calculation of NAREIT FFO.  The Company historically included this amortization in the real estate depreciation and amortization line item which is added back in the calculation of NAREIT FFO.  Prior periods were not restated for the adoption.
3The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in a $2.9 million charge for the acceleration of his outstanding nonvested share-based awards and associated taxes.
42020 includes the loss on extinguishment of debt on the extinguishment of the Senior Notes due 2023 of $21.5 million and double interest incurred on the timing of issuance of the Senior Notes due 2031 and the redemption of the Senior Notes due 2023 of $0.4 million.
5Includes the amortization of deferred financing costs, discounts and premiums.
6The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 828,506, 779,081 and 753,121 for the twelve months ended December 31, 2020, 2019, and 2018, respectively.

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
Any recently acquired property will be included in the same store pool once the Company has owned the property for eight full quarters. Newly developed properties and properties acquired as a redevelopment project will be included in the same store pool eight full quarters after substantial completion or eight full quarters after initial occupancy, if different. Any additional square footage created by redevelopment projects at a same store property is included in the same store pool immediately upon completion. Any property included in the reposition property group will be included in the same store analysis once occupancy has increased to 60% or greater with positive NOI and has remained above 60% with positive NOI for eight full quarters.
During the year ended December 31, 2020, the Company's reposition pool increased by one property to a total of 10 properties. Three properties were reclassified from reposition. Two of these properties were reclassified from reposition to held for sale and one property was reclassified from reposition into the same store pool. Four properties were reclassified into reposition during the year. Three of these properties were reclassified into reposition pursuant to the Company-defined criteria outlined above, and one property that is undergoing a shift in strategic direction as a significant portion of the building is being repurposed from fitness space to clinical space was reclassified from same store to reposition. This 217,000 square foot on-campus medical office building included a 111,000 square foot fitness center previously leased by Baylor Scott & White Health. A new operator, Cowboys Fit, executed an approximately 14-year lease for a reconfigured 52,000 square foot fitness center.  Baylor has executed a temporary lease for the remaining 59,000 square feet at a reduced rental rate to continue to operate the existing fitness center until the construction of the new center is complete.  Once the Baylor lease expires, the remaining 59,000 square feet is expected to be redeveloped into clinical space. In addition, the Company plans to upgrade the common areas, bathrooms, and the exterior of the building.
The following table reflects the Company's same store cash NOI for the years ended December 31, 2020 and 2019.

			SAME STORE CASH NOI for the year ended December 31,
Dollars in thousands	NUMBER OF PROPERTIES [1]	GROSS INVESTMENT at December 31, 2020	2020	2019	PERCENTAGE GROWTH
Multi-tenant properties	158	$3,306,852	$232,393	$227,849	2.0%
Single-tenant properties	12	257,727	23,992	23,472	2.2%
Total	170	$3,564,579	$256,385	$251,321	2.0%
1Properties are based on the same store definition included above and exclude assets classified as held for sale, if any.

The following tables reconcile same store cash NOI to the respective line items in the Consolidated Statements of Income and the same store property count to the total owned real estate portfolio:
Reconciliation of Same Store Cash NOI

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2020	2019	PERCENTAGE GROWTH
Net income	$72,195	$39,185
Other income (expense)	7,220	36,681
General and administrative expense	30,704	34,826
Depreciation and amortization expense	190,435	177,859
Other expenses [1]	12,325	9,551
Straight-line rent revenue	(3,735)	(3,000)
Joint venture properties	233	334
Other revenue [2]	(7,417)	(6,070)
Cash NOI	301,960	289,366	4.4%
Cash NOI not included in same store	(40,303)	(31,578)
Same store and reposition cash NOI	261,657	257,788	1.5%
Reposition NOI	(5,272)	(6,467)	(18.5)%
Same store cash NOI	$256,385	$251,321	2.0%
1Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent.
2Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Property Count

	AS OF DECEMBER 31, 2020
	PROPERTY COUNT	GROSS INVESTMENT	SQUARE FEET	OCCUPANCY
Same store properties	170	3,564,579	12,978	88.4%
Acquisitions	42	821,762	2,178	89.2%
Development completions	1	52,295	151	60.5%
Reposition	10	128,396	800	61.0%
Total owned real estate properties	223	4,567,032	16,107	86.8%

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
As of December 31, 2020 and 2019, the Company's Consolidated Balance Sheets include capitalized pursuit costs relating to potential developments totaling $6.8 million and $4.6 million respectively. The Company expensed costs related to the pursuit of acquisitions totaling $1.0 million, $1.0 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, the Company expensed costs related to the pursuit of developments totaling $1.6 million, $0.7 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Valuation of Long-Lived, Unconsolidated Joint Ventures, Intangible Assets and Goodwill
Long-Lived Assets Held and Used
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
In addition, at least annually, the Company assesses whether there were indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s investments, including unconsolidated joint ventures, may have been impaired. The investment’s value would have been impaired only if management’s estimate of the fair value of the Company’s investment was less than its carrying value and such difference was deemed to be other-than-temporary. To the extent impairment had occurred, a loss would have been recognized for the excess of its carrying amount over its fair value.
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
The Company also performs an annual goodwill impairment review. The Company's reviews are performed as of December 31 of each year. The Company's 2020 and 2019 reviews indicated that no impairment had occurred with respect to the Company's $3.5 million goodwill asset.

Long-Lived Assets to be Disposed of by Planned Sale
From time to time management affirmatively decides to sell certain real estate properties under a plan of sale. The Company reclassifies the property or disposal group as held for sale when all the following criteria for a qualifying plan of sale are met:
•Management, having the authority to approve the action, commits to a plan to sell the property or disposal group;
•The property or disposal group is available for immediate sale (i.e., a seller currently has the intent and ability to transfer the property or disposal group to a buyer) in its present condition, subject only to conditions that are usual and customary for sales of such properties or disposal groups;
•An active program to locate a buyer and other actions required to complete the plan to sell have been initiated;
•The sale of the property or disposal group is probable (i.e., likely to occur) and the transfer is expected to qualify for recognition as a completed sale within one year, with certain exceptions;
•The property or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
•Actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn.
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
The Company recorded impairment charges totaling $5.6 million for the year ended December 31, 2019 related to real estate properties and other long-lived assets. The impairment charges related to two properties sold in 2019. The Company did not record any impairment charges in 2020.

Depreciation of Real Estate Assets and Amortization of Related Intangible Assets
As of December 31, 2020, the Company had gross investments of approximately $4.3 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.
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

Revenue Recognition
The Company's primary source of revenue is derived by non-cancelable leases. When a lease is executed, the terms and conditions of the lease are assessed to determine the appropriate accounting classification. As of December 31, 2020, all of the Company's leases are classified as operating leases. Operating leases are recognized on the straight-line basis over the term of the related lease, including periods where a tenant is provided a rent concession. Operating expense recoveries, which includes reimbursements for building specific operating expenses, are recognized as revenue in the period in which the related expenses are incurred. The Company generally expects that collectibility is probable at lease commencement. If the assessment of collectibility changes after the lease commencement date and Rental income is not considered probable, Rental income is recognized on a cash basis and all previously recognized uncollectible Rental income is reversed in the period in which it is determined not to be probable of collection. In addition to the lease-specific collectibility assessment performed under Topic 842, the Company may also apply a general reserve ("provision for bad debt"), as a reduction to Rental income, for its portfolio of operating lease receivables.
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
As of December 31, 2020, $1.4 billion of the Company’s $1.6 billion of outstanding debt bore interest at fixed rates, excluding the Company’s interest rate swaps which convert portions of the Unsecured Term Loan due 2024 and the Unsecured Term Loan due 2026 from variable interest to fixed interest rates.
The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			IMPACT ON EARNINGS AND CASH FLOW
Dollars in thousands	OUTSTANDING PRINCIPAL BALANCE as of Dec. 31, 2020	CALCULATED ANNUAL INTEREST	ASSUMING 10% INCREASE in market interest rates	ASSUMING 10% DECREASE in market interest rates
Variable Rate Debt
Unsecured Credit Facility	$—	$—	$—	$—
Unsecured Term Loan due 2024 [1]	200,000	3,968	(397)	397
Unsecured Term Loan due 2026 [2]	150,000	4,709	(471)	471
	$350,000	$8,677	$(868)	$868
1As of December 31, 2020 the Company had interest rate swaps that fix the interest rate of $75.0 million of the Unsecured Term Loan due 2024.
2As of December 31, 2020, the Company had interest rate swaps that fix the interest rate of $100.0 million of the Unsecured Term Loan due 2026.

		FAIR VALUE
Dollars in thousands	CARRYING VALUE as of Dec. 31, 2020 [2]	DEC. 31, 2020	ASSUMING 10% INCREASE in market interest rates	ASSUMING 10% DECREASE in market interest rates	DEC. 31, 2019 [1]
Fixed Rate Debt
Senior Notes due 2023	$—	$—	$—	$—	$247,105
Senior Notes due 2025	248,776	259,156	256,213	262,127	248,981
Senior Notes due 2028	296,123	325,150	320,912	329,613	306,783
Senior Notes due 2030	296,468	302,239	296,936	307,517	—
Senior Notes due 2031	294,924	288,789	282,830	294,939	—
Mortgage Notes Payable	117,763	121,347	120,281	122,430	130,895
	$1,254,054	$1,296,681	$1,277,172	$1,316,626	$933,764
1Fair values as of December 31, 2020 represent fair values of obligations that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.
2Balances are presented net of discounts and debt issuance costs and including premiums. The fair value presented is based on Level 2 inputs defined as model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 10, 2021 expressed an unqualified opinion thereon.

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

Initial Accounting Assessment of Joint Venture - Equity Method Investment
As described in Notes 1 and 4 to the Company's consolidated financial statements, the Company entered into a joint venture (“JV”) agreement, with an unrelated third party. As of December 31, 2020, the Company owned fifty percent of the equity in the JV, and the JV owns four properties. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity if it has the direct or indirect ability to control the significant activities based upon the terms of the respective ownership agreements. While the Company is the managing member, the Company does not have the direct or indirect ability to control the significant activities of the JV. As such, the Company accounts for its investment in the JV under the equity method of accounting.
We identified the initial accounting assessment of the unconsolidated JV as a critical audit matter due to the judgment required in evaluating management’s assessment of whether it should consolidate the JV. Increased effort was required to evaluate management’s assessment of which activities most significantly impact the JV’s economic performance based on the purpose and design of the JV over the duration of its expected life and assessing which party has the rights to direct those activities.
The primary procedures we performed to address this critical audit matter included:
•Examining the JV operating agreement and applying relevant guidance in evaluating the relevant provisions of the agreement to assess the appropriateness of the Company’s conclusion that the Company and the unrelated third-party exercise joint control of the JV through their equity investments, and that both parties have substantive participating rights in significant financial and operating decisions of the JV that are made in the ordinary course of business.
•Involved professionals with specialized knowledge and experience to assist in reviewing and considering the various factors impacting consolidation assessments.
Asset Impairment - Identification of Triggering Events for Real Estate Properties
The Company recorded total real estate properties, net of approximately $3.4 billion as of December 31, 2020. As described in Notes 1 and 6 to the Company's consolidated financial statements, the Company assesses the potential for impairment of long-lived assets, including real estate properties, whenever events occur, or a change in circumstances indicates, that the carrying value might not be fully recoverable ("triggering events"). If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any triggering events, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property.
We identified management’s assessment of qualitative indicators of potential impairment triggering events for real estate properties as a critical audit matter. Qualitative indicators of impairment may include changes in the Company’s use of properties or the strategy for its overall business, plans to sell a property before its depreciable life has ended, or negative economic or industry trends for the Company or its operators. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over management’s identification of changes in circumstances that could indicate the carrying amounts of real estate properties may not be recoverable.
•Assessing the reasonableness of management’s key assumptions and inputs, including certain qualitative factors such as potential sales of properties based on offers received, changes in the use of the Company’s properties, and general industry and market considerations, used to determine that no triggering events had occurred.
•Reviewing internal documentation to assess whether additional triggering factors were present.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

Nashville, Tennessee
February 10, 2021

Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	DECEMBER 31,
	2020	2019
Real estate properties
Land	$362,695	$289,751
Buildings, improvements and lease intangibles	4,220,297	3,986,326
Personal property	11,195	10,538
Construction in progress	—	48,731
Land held for development	27,226	24,647
Total real estate properties	4,621,413	4,359,993
Less accumulated depreciation	(1,239,224)	(1,121,102)
Total real estate properties, net	3,382,189	3,238,891
Cash and cash equivalents	15,303	657
Assets held for sale, net	20,646	37
Operating lease right-of-use assets	125,198	126,177
Financing lease right-of-use assets	19,667	12,667
Investments in unconsolidated joint ventures	73,137	8,130
Other assets, net	176,120	177,296
Total assets	$3,812,260	$3,563,855

LIABILITIES AND STOCKHOLDERS' EQUITY
	DECEMBER 31,
	2020	2019
Liabilities
Notes and bonds payable	$1,602,769	$1,414,069
Accounts payable and accrued liabilities	81,174	78,517
Liabilities of properties held for sale	1,216	145
Operating lease liabilities	92,273	91,574
Financing lease liabilities	18,837	18,037
Other liabilities	67,615	61,504
Total liabilities	1,863,884	1,663,846
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 300,000 shares authorized; 139,487 and 134,706 shares issued and outstanding at December 31, 2020 and 2019, respectively.	1,395	1,347
Additional paid-in capital	3,635,341	3,485,003
Accumulated other comprehensive loss	(17,832)	(6,175)
Cumulative net income attributable to common stockholders	1,199,499	1,127,304
Cumulative dividends	(2,870,027)	(2,707,470)
Total stockholders’ equity	1,948,376	1,900,009
Total liabilities and stockholders' equity	$3,812,260	$3,563,855
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
Amounts in thousands, except per share data

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Revenues
Rental income	$492,262	$462,225	$442,397
Other operating	7,367	8,073	7,992
	499,629	470,298	450,389
Expenses
Property operating	196,514	180,005	170,506
General and administrative	30,704	34,826	34,511
Acquisition and pursuit costs	2,561	1,742	738
Depreciation and amortization	190,435	177,859	164,201
Bad debt, net of recoveries	—	—	60
	420,214	394,432	370,016
Other income (expense)
Gain on sales of real estate assets	70,361	25,101	41,665
Interest expense	(56,174)	(55,435)	(52,804)
Loss on extinguishment of debt	(21,503)	—	—
Impairment of real estate assets	—	(5,617)	—
Equity (loss) income from unconsolidated joint ventures	(463)	(19)	4
Interest and other income (expense), net	559	(711)	533
	(7,220)	(36,681)	(10,602)
Net income	$72,195	$39,185	$69,771

Basic earnings per common share	$0.52	$0.29	$0.55
Diluted earnings per common share	$0.52	$0.29	$0.55

Weighted average common shares outstanding - basic	133,930	128,000	123,292
Weighted average common shares outstanding - diluted	134,007	128,084	123,351
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Comprehensive Income
Amounts in thousands

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Net income	$72,195	$39,185	$69,771
Other comprehensive income (loss)
Interest rate swaps
Reclassification adjustment for losses included in net income (interest expense)	3,472	319	424
Losses arising during the period on interest rate swaps	(10,862)	(5,592)	(27)
Losses on settlement of treasury rate locks arising during the period	(4,267)	—	—
	(11,657)	(5,273)	397
Comprehensive income	$60,538	$33,912	$70,168
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Equity
Amounts in thousands, except per share data

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2017	$—	$1,251	$3,173,429	$(1,299)	$1,018,348	$(2,401,846)	$1,789,883
Issuance of stock, net of costs	—	—	616	—	—	—	616
Common stock redemption	—	(1)	(4,449)	—	—	—	(4,450)
Share-based compensation	—	3	10,688	—	—	—	10,691
Net income	—	—	—	—	69,771	—	69,771
Gain on interest rate swaps	—	—	—	397	—	—	397
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(150,266)	(150,266)
Balance at December 31, 2018	—	1,253	3,180,284	(902)	1,088,119	(2,552,112)	1,716,642
Issuance of stock, net of costs	—	92	295,764	—	—	—	295,856
Common stock redemption	—	(1)	(3,317)	—	—	—	(3,318)
Share-based compensation	—	3	12,272	—	—	—	12,275
Net income	—	—	—	—	39,185	—	39,185
Loss on interest rate swaps	—	—	—	(5,273)	—	—	(5,273)
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(155,358)	(155,358)
Balance at December 31, 2019	—	1,347	3,485,003	(6,175)	1,127,304	(2,707,470)	1,900,009
Issuance of stock, net of costs	—	47	142,123	—	—	—	142,170
Common stock redemption	—	(1)	(1,705)	—	—	—	(1,706)
Share-based compensation	—	2	9,920	—	—	—	9,922
Net income	—	—	—	—	72,195	—	72,195
Loss on interest rate swaps and treasury locks	—	—	—	(11,657)	—	—	(11,657)
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(162,557)	(162,557)
Balance at December 31, 2020	$—	$1,395	$3,635,341	$(17,832)	$1,199,499	$(2,870,027)	$1,948,376
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
Amounts in thousands

OPERATING ACTIVITIES
	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Net income	$72,195	$39,185	$69,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190,435	177,859	164,201
Other amortization	4,381	3,013	3,000
Share-based compensation	9,922	12,275	10,691
Amortization of straight-line rent receivable (lessor)	(3,735)	(3,000)	(4,281)
Amortization of straight-line rent on operating leases (lessee)	1,490	1,537	1,519
Gain on sales of real estate assets	(70,361)	(25,101)	(41,665)
Loss on extinguishment of debt	21,503	—	—
Impairment of real estate assets	—	5,617	—
Equity loss (income) from unconsolidated joint ventures	463	19	(4)
Distributions from unconsolidated joint ventures	193	381	182
Proceeds from disposition of sales-type lease properties	244,454	—	—
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(727)	(8,573)	(3,938)
Accounts payable and accrued liabilities	4,555	2,752	4,731
Other liabilities	(4,679)	7,174	4,148
Net cash provided by operating activities	470,089	213,138	208,355

INVESTING ACTIVITIES
Acquisitions of real estate	(397,349)	(380,274)	(104,312)
Development of real estate	(3,089)	(25,985)	(26,728)
Additional long-lived assets	(93,963)	(64,670)	(70,807)
Investment in unconsolidated joint ventures	(65,663)	—	—
Proceeds from sales of real estate assets	4,898	52,401	96,812
Proceeds from notes receivable repayments	—	—	8
Net cash used in investing activities	(555,166)	(418,528)	(105,027)

FINANCING ACTIVITIES
Net (repayments) borrowings on unsecured credit facility	(293,000)	31,000	73,000
Borrowings on term loan	150,000	50,000	—
Borrowings of notes and bonds payable	596,562	—	—
Repayments of notes and bonds payable	(47,845)	(13,857)	(19,850)
Redemption of notes and bonds payable	(270,386)	—	—
Dividends paid	(162,557)	(155,358)	(150,266)
Net proceeds from issuance of common stock	142,000	295,946	611
Common stock redemptions	(1,436)	(5,097)	(4,532)
Settlement of treasury rate locks	(4,267)	—	—
Debt issuance and assumption costs	(5,931)	(4,589)	(125)
Payments made on finance leases	(3,417)	(379)	—
Net cash provided by (used in) financing activities	99,723	197,666	(101,162)

Increase (decrease) in cash and cash equivalents	14,646	(7,724)	2,166
Cash and cash equivalents cash at beginning of period	657	8,381	6,215
Cash and cash equivalents at end of period	$15,303	$657	$8,381

Supplemental Cash Flow Information
Interest paid	$52,787	$53,978	$45,752
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$36,536	$—	$7,995
Invoices accrued for construction, tenant improvements and other capitalized costs	$14,935	$17,294	$12,682
Capitalized interest	$1,142	$1,411	$951
See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States of America. The Company had gross investments of approximately $4.6 billion in 223 real estate properties, redevelopments, land held for development and corporate property as of December 31, 2020. The Company’s 223 owned real estate properties are located in 24 states and total approximately 16.1 million square feet. In addition, the Company formed an unconsolidated joint venture in 2020 with Teachers Insurance and Annuity Association ("TIAA") that owns four buildings (the "TIAA Joint Venture"). Square footage and property count disclosures in these Notes to the Company's Consolidated Financial Statements are unaudited.

Principles of Consolidation
The Company’s Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures and partnerships where the Company controls the operating activities. GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). Accounting Standards Codification 810 broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is the VIE’s primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.
For property holding entities not determined to be VIEs, the Company consolidates such entities in which it owns 100% of the equity or has a controlling financial interest evidenced by ownership of a majority voting interest. All intercompany balances and transactions are eliminated in consolidation. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements.
As of December 31, 2020, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 4 for more details regarding the Company's unconsolidated joint ventures.
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
COVID-19 Rent Deferral
In response to COVID-19, the Company provided some of its tenants with deferred rent arrangements in the second and third quarters. As of February 10, 2021, the Company has collected 99% of total scheduled deferral payments, leaving approximately $0.1 million to be collected.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

For accounting purposes, in accordance with ASC 842: Leases, normally a company would be required to assess a lease modification to determine if the modification should be treated as a separate lease and if not, modification accounting would be applied which would require a company to reassess the classification of the lease. However, in light of the COVID-19 pandemic in which many leases are being modified, the Financial Accounting Standards Board (the "FASB") and U.S. Securities and Exchange Commission (the "SEC") have provided relief that will allow companies to make a policy election as to whether they treat COVID-19 related lease amendments as a provision included in the preconcession arrangement, and therefore, not a lease modification, or to treat the lease amendment as a modification. The Company has elected to use this relief where applicable and therefore will have no change in the current classification of its leases in connection with many of the leases impacted by negotiations with its tenants. In order to be considered COVID-19 related, cash flows must be substantially the same or less than those prior to the concession. If the cash flows are substantially the same or less, there are two methods to potentially account for such rent deferrals under the relief. The first would be as if no changes to the lease contract were made. Under that accounting, a lessor would increase its lease receivable and a lessee would increase its accounts payable as receivables/payments accrue. In its income statement, a lessor would continue to recognize revenue during the deferral period. The second method would be to treat the deferred payments as variable lease payments (i.e., revenue recognized when cash received). The Company has elected the first method described above, which results in the revenue being recognized on an accrual basis.
Real Estate Properties
Real estate properties are recorded at cost or at fair value if acquired in a transaction that is a business combination under Accounting Standards Codification Topic 805, Business Combinations. Cost or fair value at the time of acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property as applicable. The Company’s gross real estate assets, on a financial reporting basis, totaled approximately $4.6 billion as of December 31, 2020 and $4.4 billion as of December 31, 2019.
During 2020 and 2019, the Company eliminated against accumulated depreciation approximately $21.2 million and $17.2 million, respectively, of fully amortized real estate intangibles that were initially recorded as a component of certain real estate acquisitions. Also during 2019, approximately $1.3 million of fully depreciated tenant and capital improvements that were no longer in service were eliminated against accumulated depreciation.
Depreciation expense of real estate properties for the three years ended December 31, 2020, 2019 and 2018 was $162.4 million, $152.6 million and $143.8 million, respectively. Depreciation and amortization of real estate assets in place as of December 31, 2020, is provided for on a straight-line basis over the asset’s estimated useful life:

Land improvements	3.0 to 39.0 years
Buildings and improvements	3.3 to 43.0 years
Lease intangibles (including ground lease intangibles)	1.3 to 99.0 years
Personal property	2.9 to 20.0 years
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

Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company's land held for development included eight parcels as of December 31, 2020 and seven parcels as of December 31, 2019. The Company’s investment in land held for development located adjacent to certain of the Company's existing medical office buildings in Texas, Iowa, Tennessee, Georgia and Colorado totaled approximately $27.2 million as of December 31, 2020 and $24.6 million as of December 31, 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

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
The building and tenant improvement components of the purchase price are depreciated over the estimated useful life of the building or the weighted average remaining term of the in-places leases. The at-market, in-place lease intangibles are amortized to depreciation and amortization expense over the weighted average remaining term of the leases, customer relationship assets are amortized to depreciation amortization expense over terms applicable to each

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

acquisition. Any goodwill recorded through a business combination would be reviewed for impairment at least annually and is not amortized.
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
A hierarchy of valuation techniques is defined to determine whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:
•Level 1 – quoted prices for identical instruments in active markets;
•Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
Executed purchase and sale agreements, that are binding agreements, are categorized as level one inputs. Brokerage estimates, letters of intent, or unexecuted purchase and sale agreements are considered to be level three as they are nonbinding in nature.

Fair Value of Derivative Financial Instruments
Derivative financial instruments are recorded at fair value on the Company's Consolidated Balance Sheets as other assets or other liabilities. The valuation of derivative instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair values of derivatives are estimated by pricing models that consider the forward yield curves and discount rates. The fair value of the Company's forward starting interest rate swap contracts are estimated by pricing models that consider foreign trade rates and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) into earnings once the underlying hedged transaction is recognized in earnings. As of December 31, 2020 and 2019, the Company had $17.8 million and $6.2 million, respectively, recorded in accumulated other comprehensive loss related to forward starting interest rate swaps entered into and settled during 2015 and 2020 and a hedge of the Company's variable rate debt. See Note 10 for additional information.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash includes cash held in escrow in connection with proceeds from the sales of certain real estate properties. The Company had restricted cash during the year ended December 31, 2020, however it was reinvested for real estate acquisitions prior to the ending balance sheet date. The Company did not have any restricted cash for the year ended December 31, 2019.
Cash and cash equivalents are held in bank accounts and overnight investments. The Company maintains its bank deposits with large financial institutions in amounts that often exceed federally-insured limits. The Company has not experienced any losses in such accounts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment only when impairment indicators are present.
Identifiable intangible assets of the Company are comprised of enterprise goodwill, in-place lease intangible assets, customer relationship intangible assets, and debt issuance costs. In-place lease and customer relationship intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Debt issuance costs are amortized over the term of the debt instrument on the effective interest method or the straight-line method when the effective interest method is not applicable. Goodwill is not amortized but is evaluated annually as of December 31 for impairment. Both the 2020 and 2019 impairment evaluations indicated that no impairment had occurred with respect to the $3.5 million goodwill asset. See Note 8 for more detail on the Company’s intangible assets.

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

Accumulated Other Comprehensive Income (Loss)
Certain items must be included in comprehensive income, including items such as foreign currency translation adjustments, minimum pension liability adjustments, derivative instruments and unrealized gains or losses on available-for-sale securities. As of December 31, 2020, the Company’s accumulated other comprehensive income (loss) consists of the loss for changes in the fair value of active derivatives designated as cash flow hedges and the loss on the unamortized settlement of forward starting swaps and treasury hedges. See Note 10 for more details on the Company's derivative financial instruments.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Revenue that is accounted for under Topic 606 is segregated on the Company’s Consolidated Statements of Income in the Other operating line item. This line item includes parking income, property lease guaranty income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	YEAR ENDED DECEMBER 31,
In thousands	2020	2019	2018
Type of Revenue
Parking income	$6,720	$7,520	$6,930
Property lease guaranty income	—	128	675
Management fee income	343	270	273
Miscellaneous	304	155	114
	$7,367	$8,073	$7,992
The Company’s three major types of revenue that are accounted for under Topic 606 that are listed above are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time and the Company recognizes revenue monthly based on this principle.
One of the Company’s owned real estate properties as of December 31, 2019 and 2018 respectively, was covered under a property operating agreement between the Company and a sponsoring health system, which contractually obligated the sponsoring health system to provide to the Company a minimum return on the Company’s investment in the property in exchange for the right to be involved in the operating decisions of the property, including tenancy. The agreement expired February 28, 2019. If the minimum return was not achieved through normal operations of the property, the Company calculated and accrued to property lease guaranty revenue, each quarter, any shortfalls due from the sponsoring health systems under the terms of the property operating agreement.
Management fee income includes property management services provided to third parties and certain of the properties in the Company's unconsolidated joint ventures are generally calculated, accrued and billed monthly based on a percentage of cash collections of tenant receivables for the month or a stated amount per square foot. Management fee income also includes amounts paid to the Company for its asset management services for its TIAA unconsolidated joint venture. Internal management fee income, where the Company manages its owned properties, is eliminated in consolidation.
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

	YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2020	2019	2018
Property operating income	$453,699	$415,142	$390,256
Single-tenant	34,828	44,083	47,860
Straight-line rent	3,735	3,000	4,281
Rental income	$492,262	$462,225	$442,397

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
The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expenses. No such amounts were recognized during the three years ended December 31, 2020.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Federal tax returns for the years 2017, 2018, 2019 and 2020 are currently subject to examination by taxing authorities.

State Income Taxes
The Company must pay certain state income taxes and the provisions for such taxes are generally included in general and administrative expense on the Company’s Consolidated Statements of Income. See Note 15 for further discussion.
Sales and Use Taxes
The Company must pay sales and use taxes to certain state tax authorities based on rents collected from tenants in properties located in those states. The Company is generally reimbursed for these taxes by the tenant. The Company accounts for the payments to the taxing authority and subsequent reimbursement from the tenant on a net basis in rental income in the Company’s Consolidated Statements of Income.
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
Reclassifications
Certain reclassifications have been made on the Company's Consolidated Balance Sheet and Statements of Income with the acquisition of an additional unconsolidated joint venture in 2020. Previously, the Company's investments in its unconsolidated joint ventures were included in other assets on the Company's Consolidated Balance Sheet and the related equity income was recognized within interest and other income (expense), net on the Company's Consolidated Statements of Income. These amounts are now classified separately on the Company's Consolidated Balance Sheet and Statements of Income.

	YEAR ENDED DECEMBER 31, 2019
In thousands	As Previously Reported	As Reclassified
Total assets
Investments in unconsolidated joint ventures	$—	$8,130
Other assets	185,246	177,296
	$185,246	$185,426

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

	YEAR ENDED DECEMBER 31, 2019		YEAR ENDED DECEMBER 31, 2018
In thousands	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
Other income (expense)
Equity income (loss) from unconsolidated joint ventures	$—	$(19)	$—	$4
Interest and other income (expense), net	(730)	(711)	537	533
	$(730)	$(730)	$537	$537

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

2. Property Investments
The Company invests in healthcare-related properties located throughout the United States. The Company provides management, leasing, development and redevelopment services, and capital for the construction of new facilities as well as for the acquisition of existing properties. The following table summarizes the Company’s consolidated investments at December 31, 2020.

Dollars in thousands	NUMBER OF PROPERTIES	LAND	BUILDINGS, IMPROVEMENTS, AND LEASE INTANGIBLES	PERSONAL PROPERTY	TOTAL	ACCUMULATED DEPRECIATION
Seattle, WA	27	$60,017	$598,783	$567	$659,367	$(113,270)
Dallas, TX	21	19,194	475,825	441	495,460	(187,050)
Los Angeles, CA	17	65,841	281,111	401	347,353	(106,244)
Atlanta, GA	13	13,364	287,886	84	301,334	(31,696)
Nashville, TN	7	27,998	195,433	1,251	224,682	(75,927)
Denver, CO	12	23,505	166,835	535	190,875	(34,458)
Charlotte, NC	16	4,200	178,507	105	182,812	(74,687)
Houston, TX	10	19,256	143,108	95	162,459	(49,953)
Washington, D.C.	6	—	152,739	34	152,773	(32,135)
Richmond, VA	7	—	151,277	114	151,391	(50,005)
Honolulu, HI	3	8,327	136,690	159	145,176	(43,530)
Des Moines, IA	7	12,665	126,098	99	138,862	(40,023)
Memphis, TN	9	8,121	126,488	203	134,812	(42,107)
San Francisco, CA	3	14,054	107,418	43	121,515	(23,350)
Indianapolis, IN	4	3,299	117,174	14	120,487	(29,102)
Austin, TX	5	14,236	94,436	123	108,795	(27,521)
San Antonio, TX	6	6,487	89,817	398	96,702	(43,753)
Chicago, IL	3	5,859	87,900	213	93,972	(27,829)
Greensboro, NC	6	8,596	75,660	—	84,256	(2,567)
Colorado Springs, CO	5	5,649	68,836	15	74,500	(17,048)
Minneapolis, MN	4	2,090	61,364	—	63,454	(12,064)
Other (16 markets)	32	34,715	480,484	797	515,996	(168,213)
	223	357,473	4,203,869	5,691	4,567,033	(1,232,532)

Land held for development	—	27,226	—	—	27,226	(953)
Memphis Redevelopment	—	5,222	16,428	—	21,650	(841)
Corporate property	—	—	—	5,504	5,504	(4,898)
Total real estate investments	223	$389,921	$4,220,297	$11,195	$4,621,413	$(1,239,224)

3. Leases
Lessor Accounting Under ASC 842
The Company’s properties generally are leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2040. Some leases provide for fixed rent renewal terms in addition to market rent renewal terms. Some leases provide the lessee, during the term of the lease, with an option or right of first refusal to purchase the leased property. The Company’s portfolio of single-tenant leases generally requires the lessee to pay minimum rent and all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property. The Company records these expenses on a net basis, with the exception of property taxes. Property taxes are recorded on a gross basis as a lessor cost in which the tenant reimburses the Company. The Company generally expects that collectibility is probable at lease commencement. If the assessment of collectibility changes after the lease commencement date and Rental income is not considered probable, Rental income is recognized on a cash basis and all previously recognized uncollectible Rental income is reversed in the period in which the it is determined not to be probable of collection. In addition to the lease-specific collectibility assessment performed under

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Topic 842, the Company may also apply a general reserve ("provision for bad debt"), as a reduction to Rental income, for its portfolio of operating lease receivables.
The Company's leases typically have escalators that are either based on a stated percentage or an index such as CPI (consumer price index). In addition, most of the Company's leases include nonlease components such as reimbursement of operating expenses as additional rent or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the twelve months ended December 31, 2020 was $492.3 million.
In May 2020, the Company and Mercy Health negotiated the sale of two single-tenant leased properties, a medical office building in Oklahoma and an orthopedic specialty hospital in Missouri, for $244.5 million. The sale was structured through amendments to the leases to allow for the early exercise of existing purchase options. The amendments resulted in the application of lease modification accounting under ASC Topic 842, which resulted in lease classification changes from operating to sales-type. During the second quarter, the Company derecognized the real estate assets on the Condensed Consolidated Balance Sheets and recognized the net investment in sales-type leases, resulting in a gain of $68.3 million. The Company disposed of these properties on July 30, 2020.
Tabular Disclosure of the Components of Sales-Type Leases
The table below represents the components of sales-type leases for the year ended December 31, 2020:

	SALES-TYPE LEASES
Dollars in thousands	2020
Profit recognized at commencement date	$68,282	Gain on sales of real estate assets
Interest income	3,007	Rental income

Future minimum lease payments under the non-cancelable operating leases, excluding any reimbursements, as of December 31, 2020 are as follows:

In thousands
2021	$373,344
2022	329,022
2023	281,643
2024	219,196
2025	171,844
2026 and thereafter	437,945
$1,812,994

Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. The Company did not have any customers that account for 10% or more of the Company's revenues for the years ended December 31, 2020, 2019 and 2018.

Purchase Option Provisions
Certain of the Company’s leases include purchase option provisions. The provisions vary by agreement but generally allow the lessee to purchase the property covered by the agreement at fair market value or an amount equal to the Company’s gross investment. The Company expects that the purchase price from its purchase options will be greater than its net investment in the properties at the time of potential exercise by the lessee. The Company had investments of approximately $96.9 million in four real estate properties as of December 31, 2020 that were subject to purchase options that were exercisable.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Lessee Accounting Under ASC 842
As of December 31, 2020, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of December 31, 2020, the Company had 105 properties totaling 8.8 million square feet that were held under ground leases. Some of the ground leases renewal terms are based on fixed rent renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on the Consumer Price Index. The Company had 43 prepaid ground leases as of December 31, 2020. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.6 million for the twelve months ended December 31, 2020, 2019 and 2018 respectively.
The Company’s future lease payments (primarily for its 62 non-prepaid ground leases) as of December 31, 2020 were as follows:

In thousands	OPERATING	FINANCING
2021	$4,865	$930
2022	4,895	783
2023	4,933	793
2024	4,990	815
2025	5,041	826
2026 and thereafter	303,574	87,982
Total undiscounted lease payments	328,298	92,129
Discount	(236,025)	(73,292)
Lease liabilities	$92,273	$18,837

The following table provides details of the Company's total lease expense for the year ended December 31, 2020:

In thousands	YEAR ENDED Dec. 31, 2020	YEAR ENDED Dec. 31, 2019
Operating lease cost
Operating lease expense	$4,715	$4,623
Variable lease expense	3,551	3,161

Finance lease cost
Amortization of right-of-use assets	324	165
Interest on lease liabilities	969	616
Total lease expense	$9,559	$8,565

Other information
Operating cash flows outflows related to operating leases	$6,912	$6,972
Financing cash flows outflows related to financing leases	$3,417	$379
Right-of-use assets obtained in exchange for new finance lease liabilities	$7,212	$17,800
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,976	$1,725

Weighted-average remaining lease term (excluding renewal options) - operating leases	48.6	49.5
Weighted-average remaining lease term (excluding renewal options) -finance leases	64.5	65.2
Weighted-average discount rate - operating leases	5.7%	5.7%
Weighted-average discount rate - finance leases	5.4%	5.4%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

4. Acquisitions, Dispositions and Mortgage Repayments
2020 Acquisitions
The following table details the Company's acquisitions for the year ended December 31, 2020:

Dollars in millions	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	MORTGAGES ASSUMED [2]	CASH CONSIDERATION [3]	REAL ESTATE	OTHER [4]	SQUARE FOOTAGE unaudited
Los Angeles, CA	MOB	1/3/20	$42.0	$(19.3)	$22.8	$42.4	$(0.3)	86,986
Atlanta, GA	MOB	2/13/20	12.0	—	11.8	12.1	(0.3)	64,624
Raleigh, NC	MOB	2/25/20	6.3	—	6.5	6.5	—	15,964
Colorado Springs, CO	MOB	3/9/20	8.2	—	8.3	8.6	(0.3)	34,210
Denver, CO 5	MOB	3/13/20	33.5	—	33.2	34.0	(0.8)	136,994
San Diego, CA	MOB	7/1/20	16.7	—	16.7	16.9	(0.2)	46,083
Los Angeles, CA	MOB	7/17/20	35.0	—	37.7	37.7	—	49,785
Seattle, WA [6]	MOB	7/23/20	11.0	—	10.9	11.3	(0.4)	21,309
Atlanta, GA	MOB	7/31/20	20.5	—	21.6	21.3	0.3	48,145
Houston, TX	MOB	9/24/20	11.0	—	10.9	11.0	(0.1)	40,235
Los Angeles, CA	MOB	9/28/20	14.0	—	14.0	13.9	0.1	24,252
Colorado Springs, CO	MOB	10/7/20	8.9	—	8.9	9.0	(0.1)	36,720
Greensboro, NC 5	MOB	11/9/20	45.1	—	45.4	44.9	0.5	149,400
Memphis, TN	MOB	11/9/20	26.3	—	26.5	26.2	0.3	135,270
Memphis, TN [7]	MOB	11/18/20	7.0	—	7.1	6.1	1.0	40,192
Nashville, TN	MOB	12/1/20	14.0	—	13.9	13.9	—	38,736
Greensboro, NC	MOB	12/17/20	10.5	—	10.8	10.7	0.1	27,599
San Diego, CA	MOB	12/22/20	37.4	(16.5)	21.4	38.5	(0.6)	45,157
Atlanta, GA [8]	MOB	12/29/20	50.0	—	50.4	50.6	(0.2)	125,404
Greensboro, NC [9]	MOB	12/30/20	11.6	—	11.3	11.3	—	35,373
			$421.0	$(35.8)	$390.1	$426.9	$(1.0)	1,202,438
Land Acquisition [10]		1/14/20	1.6	—	1.7	1.7	—	—
Land Acquisition [11]		9/4/20	1.0	—	1.1	1.1	—	—
Land Acquisition [12]		10/22/20	2.5	—	2.6	2.6	—	—
			$426.1	$(35.8)	$395.5	$432.3	$(1.0)	1,202,438
1MOB = medical office building.
2The mortgages assumed in the acquisitions do not reflect the fair value adjustments totaling $0.7 million in aggregate recorded by the Company upon acquisition (included in Other).
3Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
4Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
5Includes three properties.
6Represents a single-tenant property.
7The Company assumed a prepaid ground lease totaling $0.4 million and recorded a below-market lease intangible totaling $0.8 million in connection with this acquisition that is classified as an operating lease that is included in Other.
8Includes two properties.
9The Company assumed a ground lease and recorded a below-market lease intangible totaling $0.2 million in connection with this acquisition that is classified as an operating lease. The present value of future lease payments totaling $0.6 million was recorded on the Company's Consolidated Balance Sheets under the caption Operating lease liabilities.
10The Company acquired land parcels under four existing buildings (previously ground leased with the hospital system).
11The Company acquired a land parcel under an existing building (previously ground leased). The building and land were disposed on September 30, 2020.
12The Company acquired a land parcel adjacent to an existing building, and the land parcel will be held for development.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2020 as of the acquisition date:

	ESTIMATED FAIR VALUE in millions	ESTIMATED USEFUL LIFE in years
Building	$292.9	19.0 - 43.0
Land	74.4	—
Land Improvements	11.6	6.0 - 14.0

Intangibles
At-market lease intangibles	53.4	3.2 - 12.0
Above-market lease intangibles (lessor)	2.0	1.7 - 11.0
Below-market lease intangibles (lessor)	(2.2)	2.3 - 9.9
Below-market lease intangibles (lessee)	1.0	55
Mortgage notes payable assumed, including fair value adjustments	(36.5)

Other assets acquired	1.8
Accounts payable, accrued liabilities and other liabilities assumed	(2.9)
Total cash paid	$395.5

Subsequent Acquisitions
On January 7, 2021, the Company acquired a 22,461 square foot medical office building in San Diego, California for a purchase price of $17.2 million.
On February 1, 2021, the Company acquired two medical office buildings totaling 121,709 square feet in Dallas, Texas for a total purchase price of $22.5 million.
Unconsolidated Joint Ventures
During the year ended December 31, 2020, the Company entered into the TIAA Joint Venture to invest in a broad range of medical office buildings. The Company has a 50% ownership in the TIAA Joint Venture, and is the managing member. The TIAA Joint Venture is not consolidated for purposes of the Company's Consolidated Financial Statements. The following table provides details of the TIAA Joint Venture transactions.

Dollars in millions	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [2]	REAL ESTATE	OTHER [3]	SQUARE FOOTAGE unaudited
Minneapolis, MN	MOB	11/12/20	$16.6	$14.2	$13.8	$0.4	92,139
Minneapolis, MN	MOB	12/7/20	15.5	15.4	15.5	(0.1)	48,594
Los Angeles, CA	MOB	12/8/20	80.6	80.5	79.2	1.3	135,904
Los Angeles, CA	MOB	12/29/20	13.2	13.2	13.1	0.1	48,759
			$125.9	$123.3	$121.6	$1.7	325,396
1MOB = medical office building.
2Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
3Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.

The Company also has a 55% and 27% ownership interest in two limited liability companies, or LLCs, that own two parking garages in Atlanta, Georgia which is included in investments in unconsolidated joint ventures on the Company's Consolidated Balance Sheets. The parking garage interests were purchased along with three buildings in the fourth quarter of 2017.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The Company's investment in and income (loss) recognized for the years ended December 31, 2020 and 2019 related to its joint ventures accounted for under the equity method are shown in the table below:

	DECEMBER 31,
Dollars in millions	2020	2019
Net LLC investments, beginning of period	$8.1	$8.5
New investments during the period	65.7	—
Equity income (loss) recognized during the period	(0.5)	—
Owner distributions	(0.2)	(0.4)
Net LLC investments, end of period	$73.1	$8.1

2019 Acquisitions
The following table details the Company's acquisitions for the year ended December 31, 2019:

Dollars in millions	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [2]	REAL ESTATE	OTHER [3]	SQUARE FOOTAGE unaudited
Washington, D.C. [4]	MOB	3/28/19	$46.0	$45.9	$50.2	$(4.3)	158,338
Indianapolis, IN [5]	MOB	3/28/19	47.0	44.8	43.7	1.1	143,499
Atlanta, GA	MOB	4/2/19	28.0	28.0	28.0	—	47,963
Dallas, TX	MOB	6/10/19	17.0	16.7	17.0	(0.3)	89,990
Seattle, WA	MOB	6/11/19	7.7	7.8	7.8	—	29,870
Seattle, WA	MOB	6/14/19	19.0	19.1	19.5	(0.4)	47,255
Seattle, WA	MOB	6/28/19	30.5	30.4	30.6	(0.2)	78,288
Houston, TX	MOB	8/1/19	13.5	13.5	13.5	—	29,903
Oklahoma City, OK	MOB	9/26/19	4.1	4.1	4.1	—	28,542
Los Angeles, CA [6]	MOB	9/30/19	61.1	60.9	61.8	(0.9)	115,634
Raleigh, NC	MOB	10/31/19	21.6	22.0	21.7	0.3	57,730
Dallas, TX [7]	MOB	10/31/19	20.1	19.5	20.2	(0.7)	48,192
Seattle, WA	MOB	11/18/19	22.8	23.1	23.2	(0.1)	36,350
Seattle, WA	MOB	12/10/19	24.2	24.5	24.6	(0.1)	44,166
Memphis, TN	MOB	12/13/19	8.7	8.9	8.9	—	110,883
Seattle, WA	MOB	12/18/19	10.0	9.3	9.9	(0.6)	20,109
			$381.3	$378.5	$384.7	$(6.2)	1,086,712
1MOB = medical office building.
2Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
3Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
4Includes two properties. The Company assumed two ground leases in connection with this acquisition that are classified as financing leases. The present value of future lease payments totaling $14.3 million was recorded on the Company's Consolidated Balance Sheets under the caption Finance lease liabilities. In addition, the right-of-use assets were partially offset by $5.2 million of above-market lease intangibles included in Other.
5The Company assumed a prepaid ground lease totaling $0.8 million and recorded a below-market lease intangible totaling $0.9 million in connection with this acquisition that is classified as an operating lease that is included in Other.
6Includes two properties.
7The Company assumed a ground lease in connection with this acquisition that is classified as a financing lease. The present value of future lease payments totaling $3.6 million was recorded on the Company's Consolidated Balance Sheets under the caption Finance lease liabilities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2019 as of the acquisition date:

	ESTIMATED FAIR VALUE in millions	ESTIMATED USEFUL LIFE in years
Building	270.7	8.0 - 37.0
Land	59.1	—
Land Improvements	4.2	3.0 - 12.0

Intangibles
At-market lease intangibles	50.7	3.3 - 9.2
Above-market lease intangibles (lessor)	0.7	2.4 - 9.9
Below-market lease intangibles (lessor)	(0.7)	1.2 - 8.6
Above-market lease intangibles (lessee)	(5.1)	69.1 - 72.3
Below-market lease intangibles (lessee)	0.9	65.1

Other assets acquired	2.3
Accounts payable, accrued liabilities and other liabilities assumed	(4.3)
Total cash paid	$378.5
2020 Real Estate Asset Dispositions
The following table details the Company's dispositions for the year ended December 31, 2020:

Dollars in millions	TYPE [1]	DATE DISPOSED	SALES PRICE	CLOSING ADJUSTMENTS	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER including receivables [2]	GAIN/ (IMPAIRMENT)	SQUARE FOOTAGE unaudited
Springfield, MO [3]	SF	7/30/20	$138.0	$—	$138.0	$92.4	$3.9	$41.7	186,000
Oklahoma City, OK [3]	MOB	7/30/20	106.5	—	106.5	76.8	3.1	26.6	200,000
Miami, FL	MOB	9/30/20	5.0	(0.2)	4.8	2.6	0.1	2.1	26,000
			$249.5	$(0.2)	$249.3	$171.8	$7.1	$70.4	412,000
1MOB = medical office building; SF = surgical facility
2Includes straight-line rent receivables, leasing commissions and lease inducements.
3In the second quarter of 2020, the Company entered into agreements to sell two single-tenant net leased properties, resulting in a lease modification and classification change from operating to sales-type.

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
1MOB = medical office building; IRF = inpatient rehabilitation facility; SNF = skilled nursing facility
2Includes straight-line rent receivables, leasing commissions and lease inducements.
3Includes four properties sold to a single purchaser.
4The Company reclassified this property to held for sale during the second quarter of 2019 and recorded an impairment charge of $0.4 million based on the sales price less estimated costs to sell.
5Includes two properties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

6The Company reclassified this property to held for sale during the first quarter of 2017 and subsequently in the second quarter of 2019, the Company accepted an offer to purchase and recorded an impairment charge of $5.2 million.
5. Held for Sale
Assets and liabilities of properties sold or classified as held for sale are separately identified on the Company’s Consolidated Balance Sheets. As of December 31, 2020 the Company had four properties classified as held for sale, and as of December 31, 2019, the Company had no properties classified as held for sale.
The table below reflects the assets and liabilities of the properties classified as held for sale as of December 31, 2020 and 2019.

	DECEMBER 31,
Dollars in thousands	2020	2019
Balance Sheet data
Land	$1,664	$—
Buildings, improvements and lease intangibles	27,443	—
Personal property	39	—
	29,146	—
Accumulated depreciation	(10,455)	—
Real estate assets held for sale, net	18,691	—
Other assets, net	1,955	37
Assets held for sale, net	$20,646	$37
Accounts payable and accrued liabilities	$533	$37
Other liabilities	683	108
Liabilities of properties held for sale	$1,216	$145
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
The Company recorded impairment charges on properties sold or classified as held for sale for the year ended December 31, 2019 totaling $5.6 million. The Company did not record any impairment charges in 2020. Both level 1 and level 3 fair value techniques were used to derive these impairment charges.
7. Other Assets
Other assets consist primarily of straight-line rent receivables, additional long-lived assets, prepaids, intangible assets, debt issuance costs and accounts receivable. Items included in "Other assets, net" on the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019 are detailed in the table below:

	DECEMBER 31,
Dollars in millions	2020	2019
Straight-line rent receivables	$67.0	$70.5
Prepaid assets	49.9	44.3
Additional long-lived assets, net	21.3	22.7
Accounts receivable, net	11.2	13.0
Ground lease modification, net	9.0	9.4
Project costs	6.8	4.6
Goodwill	3.5	3.5
Debt issuance costs, net [1]	3.1	5.0
Above-market intangible assets, net	2.6	1.2
Customer relationship intangible assets, net	1.2	2.5
Other	0.5	0.6
	$176.1	$177.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

12020 and 2019 includes debt issuance costs related to the Company's Unsecured Credit Facility and 2019 includes the debt issuance costs related to the Unsecured Term Loan due 2026 that had not yet been funded.

8. Intangible Assets and Liabilities
The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including goodwill, debt issuance costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. The Company’s intangible assets and liabilities, including assets held for sale, as of December 31, 2020 and 2019 consisted of the following:

	GROSS BALANCE at December 31,		ACCUMULATED AMORTIZATION at December 31,		WEIGHTED AVG. REMAINING LIFE in years	BALANCE SHEET CLASSIFICATION
Dollars in millions	2020	2019	2020	2019
Goodwill	$3.5	$3.5	$—	$—	N/A	Other assets, net
Credit facility debt issuance costs	5.1	5.8	2.0	0.8	2.4	Other assets, net
Above-market lease intangibles (lessor)	4.2	4.0	1.6	2.8	5.0	Other assets, net
Customer relationship intangibles (lessor)	4.1	4.1	1.7	1.6	22.6	Other assets, net
Below-market lease intangibles	(9.0)	(7.3)	(4.4)	(4.0)	6.0	Other liabilities
Debt issuance costs [1]	13.6	9.2	3.2	3.5	6.3	Notes and bonds payable
At-market lease intangibles	174.4	147.9	63.7	59.8	5.1	Real estate properties
Above-market lease intangibles (lessee)	(7.2)	(7.2)	(0.3)	(0.2)	74.6	Right-of-use asset
Below-market lease intangibles (lessee)	18.8	18.8	2.5	2.5	62.2	Right-of-use asset
	$207.5	$178.8	$70.0	$66.8	13.3
1Includes debt issuance costs related to the Company's Unsecured Senior Notes payable, Unsecured Term Loan due 2024, Unsecured Term Loan due 2026, and mortgage notes payable.

For the years ended December 31, 2020 and 2019, the Company recognized approximately $31.0 million and $28.0 million of intangible amortization expense, respectively.
The following table represents expected amortization over the next five years of the Company’s intangible assets and liabilities in place as of December 31, 2020:

Dollars in millions	FUTURE AMORTIZATION OF INTANGIBLES, NET
2021	$27.9
2022	24.6
2023	19.6
2024	14.0
2025	9.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

9. Notes and Bonds Payable

	DECEMBER 31,		MATURITY DATES	CONTRACTUAL INTEREST RATES	PRINCIPAL PAYMENTS	INTEREST PAYMENTS
Dollars in thousands	2020	2019
Unsecured Credit Facility	$—	$293,000	5/23	LIBOR + 0.90%	At maturity	Monthly
Unsecured Term Loan due 2024 [1]	199,236	199,013	5/24	LIBOR + 1.00%	At maturity	Monthly
Unsecured Term Loan due 2026 [1]	149,479	—	6/26	LIBOR + 1.60%	At maturity	Monthly
Senior Notes due 2023 [1]	—	248,540	4/23	3.75%	At maturity	Semi-Annual
Senior Notes due 2025 [1]	248,776	248,522	5/25	3.88%	At maturity	Semi-Annual
Senior Notes due 2028 [1]	296,123	295,651	1/28	3.63%	At maturity	Semi-Annual
Senior Notes due 2030 [1]	296,468	—	3/30	2.40%	At maturity	Semi-Annual
Senior Notes due 2031 [1]	294,924	—	3/31	2.05%	At maturity	Semi-Annual
Mortgage notes payable [2]	117,763	129,343	11/22-4/27	3.31%-6.17%	Monthly	Monthly
	$1,602,769	$1,414,069
1Balances are shown net of discounts and unamortized issuance costs.
2    Balances are shown net of discounts and unamortized issuance costs and include premiums.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2020, the Company was in compliance with its financial covenant provisions under its various debt instruments.

Unsecured Credit Facility
On October 14, 2011, the Company entered into a $700.0 million unsecured credit facility with a syndicate of lenders (the "Unsecured Credit Facility"). On May 31, 2019, the Company entered into an amended and restated Unsecured Credit Facility to extend the maturity date to May 2023. The credit facility agreement provides the Company with two six-month extension options that could extend the maturity date to May 2024. Each option is subject to an extension fee of 0.0625% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate, which depends on the Company's credit ratings, ranges from 0.775% to 1.45% (0.90% as of December 31, 2020). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.125% to 0.30% (0.20% as of December 31, 2020). In connection with the amendment, the Company paid up-front fees to the lenders of approximately $3.5 million, which will be amortized over the term of the facility. As of December 31, 2020, the Company had no loans outstanding under the Unsecured Credit Facility.
Unsecured Term Loan due 2024
In February 2014, the Company entered into a $200.0 million unsecured term loan with a syndicate of nine lenders (the "Unsecured Term Loan due 2024"). On July 5, 2016, the Company repaid $50.0 million of the outstanding principal. On May 31, 2019, the Company entered into an amended and restated unsecured term loan due 2022 with a syndicate of nine lenders to extend the maturity date to May 2024, to increase the loan amount from $150.0 million to $200 million, and to add the unsecured term loan due 2026 (discussed below). The Unsecured Term Loan due 2024 bears interest at a rate equal to (x) LIBOR plus (y) a margin ranging from 0.85% to 1.65% (1.00% as of December 31, 2020) based upon the Company's unsecured debt ratings. Payments under the Unsecured Term Loan due 2024 are interest only, with the full amount of the principal due at maturity. The Unsecured Term Loan due 2024 may be prepaid at any time, without penalty. The Unsecured Term Loan due 2024 has various financial covenant provisions that are required to be met on a quarterly and annual basis that are equivalent to those of the Unsecured Credit Facility. As of December 31, 2020, the Company had interest rate swaps totaling $75.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Unsecured Term Loan due 2024 at a weighted average rate of 2.37%. The outstanding balance on the Unsecured Term Loan due 2024 was $200.0 million as of December 31, 2020 with an effective interest rate of approximately 1.99% including the impact of the interest rate swaps. In connection with the amendment and restatement, the Company paid up-front fees to the lenders of approximately $0.7 million, of which $0.4 million was capitalized and will be amortized over the term of the loan, and $0.3 million was expensed

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

during the second quarter of 2019. For each of the years ended December 31, 2020, 2019, and 2018 the Company amortized approximately $0.2 million of the debt issuance costs which is included in interest expense on the Company's Consolidated Statements of Income. The following table reconciles the balance of the Unsecured Term Loan due 2024 on the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019:

	DECEMBER 31,
Dollars in thousands	2020	2019
Unsecured Term Loan due 2024 principal balance	$200,000	$200,000
Debt issuance costs	(764)	(987)
Unsecured Term Loan due 2024 carrying amount	$199,236	$199,013

Unsecured Term Loan due 2026
On May 31, 2019, the Company amended and restated its term loan agreement with a syndicate of lenders (the "Unsecured Term Loan due 2026"). The Unsecured Term Loan due 2026 has a delayed draw feature that allowed the Company up to nine months to draw against the $150.0 million commitments. The Company completed its initial draw of $150.0 million on the Unsecured Term Loan due 2026 on May 29, 2020. The Unsecured Term Loan due 2026 bears interest at a rate equal to LIBOR plus a margin ranging from 1.45% to 2.40% (1.60% at December 31, 2020). As of December 31, 2020, the Company had interest rate swaps totaling $100.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Unsecured Term Loan due 2026 at a weighted average rate of 2.23%. The outstanding balance on the Unsecured Term Loan due 2026 was $150.0 million as of December 31, 2020 with an effective interest rate of approximately 3.14% including the impact of the interest rate swaps. In connection with the amendment, the Company paid up-front fees to the lenders of approximately $1.1 million, of which $0.7 million was capitalized and will be amortized over the term of the loan, and $0.4 million was expensed during the second quarter of 2019. For the year ended December 31, 2020, the Company amortized approximately $0.1 million of the debt issuance costs which is included in interest expense on the Company's Consolidated Statements of Income. The following table reconciles the balance of the Unsecured Term Loan due 2026 on the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019:

	DECEMBER 31,
Dollars in thousands	2020	2019
Unsecured Term Loan due 2026 principal balance	$150,000	$—
Debt issuance costs	(521)	—
Unsecured Term Loan due 2026 carrying amount	$149,479	$—

Senior Notes due 2023 Redemption
On October 19, 2020, the Company redeemed the $250.0 million outstanding principal of its senior notes due 2023 (the "Senior Notes due 2023"). The aggregate redemption price of $270.5 million consisted of outstanding principal of $250.0 million, accrued interest of $0.1 million, and a "make-whole" amount of approximately $20.4 million for the early extinguishment of debt. The unaccreted discount and unamortized costs on these notes of $1.1 million was written off upon redemption. The Company recognized a loss on early extinguishment of debt of approximately $21.5 million related to this redemption. The following table reconciles the balance of the Senior Notes due 2023 on the Company's Consolidated Balance Sheets as of December 31, 2020 and 2019:

	DECEMBER 31,
Dollars in thousands	2020	2019
Senior Notes due 2023 face value	$—	$250,000
Unaccreted discount	—	(761)
Debt issuance costs	—	(699)
Senior Notes due 2023 carrying amount	$—	$248,540

Senior Notes due 2025
On April 24, 2015, the Company issued $250.0 million of unsecured senior notes due 2025 (the "Senior Notes due 2025") in a registered public offering. The Senior Notes due 2025 bear interest at 3.875%, payable semi-annually on

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

May 1 and November 1, beginning November 1, 2015, and are due on May 1, 2025, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $0.2 million and the Company incurred approximately $2.3 million in debt issuance costs which yielded a 4.08% interest rate per annum upon issuance. For each of the years ended December 31, 2020, 2019, and 2018 the Company amortized approximately $0.2 million of the debt issuance costs which is included in interest expense on the Company's Consolidated Statements of Income. Concurrent with this transaction, the Company settled four forward starting swap agreements for $1.7 million. The Senior Notes due 2025 have various financial covenants that are required to be met on a quarterly and annual basis. The following table reconciles the balance of the Senior Notes due 2025 on the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019:

	DECEMBER 31,
Dollars in thousands	2020	2019
Senior Notes due 2025 face value	$250,000	$250,000
Unaccreted discount	(100)	(121)
Debt issuance costs	(1,124)	(1,357)
Senior Notes due 2025 carrying amount	$248,776	$248,522

Senior Notes due 2028
On December 11, 2017, the Company issued $300.0 million of unsecured Senior Notes due 2028 (the "Senior Notes due 2028") in a registered public offering. The Senior Notes due 2028 bear interest at 3.625%, payable semi-annually on January 15 and July 15, beginning July 15, 2018, and are due on January 15, 2028, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.5 million and the Company incurred approximately $2.7 million in debt issuance costs which yielded a 3.84% interest rate per annum upon issuance. For the year ended December 31, 2020, the Company amortized approximately $0.2 million of the discount and $0.2 million of the debt issuance costs which are included in interest expense on the Company's Consolidated Statements of Income. The Senior Notes due 2028 have various financial covenants that are required to be met on a quarterly and annual basis. The following table reconciles the balance of the Senior Notes due 2028 on the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019:

	DECEMBER 31,
Dollars in thousands	2020	2019
Senior Notes due 2028 face value	$300,000	$300,000
Unaccreted discount	(1,872)	(2,100)
Debt issuance costs	(2,005)	(2,249)
Senior Notes due 2028 carrying amount	$296,123	$295,651

Senior Notes due 2030
On March 18, 2020, the Company issued $300.0 million of unsecured Senior Notes due 2030 (the "Senior Notes due 2030") in a registered public offering. The Senior Notes due 2030 bear interest at 2.40%, payable semi-annually on March 15 and September 15, beginning September 15, 2020, and are due on March 15, 2030, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.0 million and the Company incurred approximately $2.8 million in debt issuance costs which yielded a 2.71% interest rate per annum upon issuance. Concurrent with this transaction, the Company settled two forward starting swap agreements for $4.3 million. For the year ended December 31, 2020, the Company amortized approximately $0.1 million of the discount and $0.2 million of the debt issuance costs which are included in interest expense on the Company's Consolidated Statements of Income. The Senior Notes due 2030 have various financial covenants that are required to be met on a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

quarterly and annual basis. The following table reconciles the balance of the Senior Notes due 2030 on the Company’s Consolidated Balance Sheets as of December 31, 2020:

DECEMBER 31,
Dollars in thousands	2020
Senior Notes due 2030 face value	$300,000
Unaccreted discount	(935)
Debt issuance costs	(2,597)
Senior Notes due 2030 carrying amount	$296,468

Senior Notes due 2031
On October 2, 2020, the Company issued $300.0 million of unsecured Senior Notes due 2031 (the "Senior Notes due 2031") in a registered public offering. The Senior Notes due 2031 bear interest at 2.05%, payable semi-annually on March 15 and September 15, beginning March 15, 2021, and are due on March 15, 2031, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.4 million and the Company incurred approximately $2.8 million in debt issuance costs which yielded a 2.24% interest rate per annum upon issuance. For the year ended December 31, 2020, the Company amortized approximately $0.1 million of the discount and $0.1 million of the debt issuance costs which are included in interest expense on the Company's Consolidated Statements of Income. The Senior Notes due 2031 have various financial covenants that are required to be met on a quarterly and annual basis. The following table reconciles the balance of the Senior Notes due 2031 on the Company’s Consolidated Balance Sheets as of December 31, 2020:

DECEMBER 31,
Dollars in thousands	2020
Senior Notes due 2028 face value	$300,000
Unaccreted discount	(2,382)
Debt issuance costs	(2,694)
Senior Notes due 2028 carrying amount	$294,924
Mortgage Notes Payable
The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019. For the years ended December 31, 2020, 2019 and 2018, the Company amortized approximately $0.4 million, $0.6 million and $0.4 million of the discount and $0.4 million, $0.4 million, and $0.8 million of the premium. For the years ended December 31, 2020, 2019 and 2018, the Company also amortized approximately $0.2 million, $0.2 million, and $0.1 million of the debt issuance costs, respectively, on the mortgage notes payable which is included in interest expense on the Company’s Consolidated Statements of Income.

	DECEMBER 31,
Dollars in thousands	2020	2019
Mortgage notes payable principal balance	$117,221	$129,258
Unamortized premium	1,450	1,162
Unaccreted discount	(150)	(528)
Debt issuance costs	(758)	(549)
Mortgage notes payable carrying amount	$117,763	$129,343

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table details the Company’s mortgage notes payable, with related collateral.

	ORIGINAL BALANCE	EFFECTIVE INTEREST RATE [19]	MATURITY DATE	COLLATERAL [20]	PRINCIPAL AND INTEREST PAYMENTS [18]	INVESTMENT IN COLLATERAL at December 31,	BALANCE at December 31,
Dollars in millions						2020	2020	2019
Commercial Bank [1]	$15.2	7.65%	7/20	MOB	(17)	$—	$—	$12.5
Commercial Bank [2]	7.9	4.00%	8/20	MOB	Monthly/15-yr amort.	—	—	0.5
Life Insurance Co. [3]	7.3	5.25%	8/20	MOB	Monthly/27-yr amort.	—	—	6.0
Life Insurance Co. [4]	5.6	4.30%	1/21	MOB	Monthly/10-yr amort.	—	—	4.5
Commercial Bank [5]	12.9	6.43%	2/21	MOB	Monthly/12-yr amort.	—	—	10.1
Municipal Government [6]	11.0	4.79%	[7]	MOB	Semi-Annual [7]	—	—	10.6
Life Insurance Co. [8]	11.0	3.87%	11/22	MOB	Monthly/7-yr amort.	22.0	9.8	10.0
Life Insurance Co. [9]	12.3	3.86%	8/23	MOB	Monthly/7-yr amort.	25.5	10.6	10.9
Financial Services [10]	12.4	4.27%	10/23	MOB	Monthly/10-yr amort.	23.1	11.4	11.7
Life Insurance Co. [11]	9.0	4.84%	12/23	MOB,OFC	Monthly/10-yr amort.	27.9	7.3	7.6
Life Insurance Co. [12]	13.3	4.13%	1/24	MOB	Monthly/10-yr amort.	21.0	12.4	12.7
Life Insurance Co. [13]	6.8	3.96%	2/24	MOB	Monthly/7-yr amort.	14.6	6.2	6.4
Financial Services [14]	9.7	4.32%	9/24	MOB	Monthly/10-yr amort.	15.9	8.1	8.3
Life Insurance Co. [15]	16.5	3.43%	1/25	MOB,OFC	Monthly/7-yr amort.	38.5	17.1	—
Commercial Bank	11.5	3.71%	1/26	MOB	Monthly/10-yr amort.	39.3	9.2	9.6
Life Insurance Co.	19.2	4.08%	12/26	MOB	Monthly/10-yr amort.	43.2	18.7	—
Commercial Bank [16]	15.0	5.25%	4/27	MOB	Monthly/20-yr amort.	33.6	7.0	7.9
						$304.6	$117.8	$129.3
1The Company repaid this mortgage note in June 2020. The Company's unencumbered gross investment was $18.7 million at December 31, 2020.
2The Company repaid this mortgage note in May 2020. The Company's unencumbered gross investment was $19.5 million at December 31, 2020.
3The Company repaid this mortgage note in February 2020. The Company's unencumbered gross investment was $18.1 million at December 31, 2020.
4The Company repaid this mortgage note in October 2020. The Company's unencumbered gross investment was $15.8 million at December 31, 2020..
5The Company repaid this mortgage note in November 2020. The Company's unencumbered gross investment was $55.2 million at December 31, 2020..
6The Company repaid this mortgage note in June 2020. The Company's unencumbered gross investment was $21.0 million at December 31, 2020
7These three mortgage notes payable are series municipal bonds with maturity dates ranging from from May 2022 to May 2040. One of the four original notes payable was repaid upon maturity in May 2017. The remaining three required interest only payments and were repaid in June 2020.
8The unaccreted portion of the $0.1 million discount recorded on this note upon acquisition is included in the balance above.
9The unaccreted portion of the $0.2 million discount recorded on this note upon acquisition is included in the balance above.
10The unamortized portion of the $0.4 million premium recorded on this note upon acquisition is included in the balance above.
11The unamortized portion of the $0.1 million premium recorded on this note upon acquisition is included in the balance above.
12The unamortized portion of the $0.8 million premium recorded on this note upon acquisition is included in the balance above.
13The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.
14The unamortized portion of the $0.1 million premium recorded on this note upon acquisition is included in the balance above.
15The unamortized portion of the $0.7 million premium recorded on this note upon acquisition is included in the balance above.
16The unamortized portion of the $0.7 million premium recorded on this note upon acquisition is included in the balance above.
17Payable in monthly installments of interest only for 24 months and then installments of principal and interest based on an 11-year amortization with the final payment made in June 2020.
18Payable in monthly installments of principal and interest with the final payment due at maturity (unless otherwise noted).
19The contractual interest rates for the 11 outstanding mortgage notes ranged from 3.3% to 6.2% as of December 31, 2020.
20MOB-Medical office building. OFC-Office

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Other Long-Term Debt Information
Future maturities of the Company’s notes and bonds payable as of December 31, 2020 were as follows:

Dollars in thousands	PRINCIPAL MATURITIES	NET ACCRETION/ AMORTIZATION [1]	DEBT ISSUANCE COSTS [2]	NOTES AND BONDS PAYABLE	%
2021	$3,913	$(198)	$(1,523)	$2,192	0.1%
2022	13,434	(226)	(1,547)	11,661	0.7%
2023	30,701	(251)	(1,541)	28,909	1.8%
2024	226,449	(412)	(1,368)	224,669	14.0%
2025	267,415	(580)	(1,068)	265,767	16.6%
2026 and thereafter	1,075,309	(2,322)	(3,416)	1,069,571	66.8%
	$1,617,221	$(3,989)	$(10,463)	$1,602,769	100.0%
1Includes discount accretion and premium amortization related to the Company’s Senior Notes due 2025, Senior Notes due 2028, Senior Notes due 2030, Senior Notes due 2031 and 9 mortgage notes payable.
2Excludes approximately $3.1 million in debt issuance costs related to the Company's Unsecured Credit Facility included in other assets, net.

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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2020, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
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
During 2020, the Company entered into two treasury rate locks totaling $75.0 million and $40.0 million, respectively. The treasury rate locks were settled for an aggregate amount of $4.3 million concurrent with the Company's issuance of its Senior Notes due 2030. The settlement will be amortized over the 10-year term of the notes.
The Company had eight outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

INTEREST RATE DERIVATIVE	NUMBER OF INSTRUMENTS	NOTIONAL in millions
Interest rate swaps - 2017	2	$25.0
Interest rate swaps - 2018	2	50.0
Interest rate swaps - 2019	4	100.0
Total interest rate swaps	8	$175.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as, their classification on the Consolidated Balance Sheets as of December 31, 2020 and 2019.

	AS OF DECEMBER 31, 2020		AS OF DECEMBER 31, 2019
Dollars in thousands	BALANCE SHEET LOCATION	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps 2017	Other liabilities	$(1,008)	Other liabilities	$(467)
Interest rate swaps 2018	Other liabilities	(2,291)	Other liabilities	(1,335)
Interest rate swaps 2019	Other liabilities	(9,875)	Other liabilities	(3,478)
Total derivatives designated as hedging instruments		$(13,174)		$(5,280)

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive
Income (Loss)
The table below presents the effect of cash flow hedge accounting on Accumulated other comprehensive income (loss) as of December 31, 2020 related to the Company's outstanding interest rate swaps.

	AMOUNT OF (LOSS) RECOGNIZED IN OCI on derivatives		AMOUNT OF (GAIN)/LOSS RECLASSIFIED FROM OCI INTO INCOME for the twelve months ended December 31,
Dollars in thousands	2020		2020	2019
Interest rate swaps 2017	$(939)	Interest expense	$397	$(22)
Interest rate swaps 2018	(1,890)	Interest expense	934	99
Interest rate swaps 2019	(8,033)	Interest expense	1,637	74
Settled treasury hedges	(4,267)	Interest expense	336	—
Settled interest rate swaps	—	Interest expense	168	168
	$(15,129)	Total interest expense	$3,472	$319
The Company estimates that an additional $4.4 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2020. The net amounts of derivative liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative liabilities are presented on the Company's Consolidated Balance Sheets.

Offsetting of Derivative Liabilities
	GROSS AMOUNTS of recognized liabilities	GROSS AMOUNTS OFFSET in the Consolidated Balance Sheets	NET AMOUNTS OF LIABILITIES presented in the Consolidated Balance Sheets	GROSS AMOUNTS NOT OFFSET in the Consolidated Balance Sheets
				FINANCIAL INSTRUMENTS	CASH COLLATERAL	NET AMOUNT
Derivatives	$(13,174)	$—	$(13,174)	$13,174	$—	$—

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
As of December 31, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $13.6 million. As of December 31, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $13.6 million.

11. Stockholders’ Equity
Common Stock
The Company had no preferred shares outstanding and had common shares outstanding for the three years ended December 31, 2020, 2019, and 2018 as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Balance, beginning of year	134,706,154	125,279,455	125,131,593
Issuance of common stock	4,637,445	9,251,440	26,203
Non-vested share-based awards, net of withheld shares and forfeitures	143,776	175,259	121,659
Balance, end of year	139,487,375	134,706,154	125,279,455

At-The-Market Equity Offering Program
The Company has in place an at-the-market equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. On February 14, 2020, the Company entered into sales agreements with six investment banks to allow sales under its at-the-market equity offering program of up to an aggregate of $500.0 million of common stock. The following table details the Company's at-the-market activity, including forward transactions:

	WEIGHTED AVERAGE SALE PRICE per share	SHARES PRICED	SHARES SETTLED	SHARES REMAINING TO BE SETTLED	NET PROCEEDS in millions
2019	$33.22	5,470,673	5,470,673	—	$179.1
2020	$31.50	6,430,572	4,607,313	1,823,259	$141.5
January 2021	$30.53	215,532	239,896	1,798,895	$7.2
Of the 1.8 million shares remaining to be settled, all of which are expected to be settled by January 2022, the Company expects net proceeds ranging from $53.9 million to $55.8 million depending on the timing of settlement. Expected net proceeds are calculated by reducing the initial price by adjustments provided in the forward equity arrangements. After accounting for these settlements, the Company has approximately $291.0 million remaining available to be sold under the current sales agreements at the date of this filing.
Dividends Declared
During 2020, the Company declared and paid common stock dividends aggregating $1.20 per share ($0.30 per share per quarter).
On February 9, 2021, the Company declared a quarterly common stock dividend in the amount of $0.3025 per share payable on March 9, 2021 to stockholders of record on February 22, 2021.

Authorization to Repurchase Common Stock
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Accumulated Other Comprehensive Loss
During each of the two years ended December 31, 2020 and 2019, the Company entered into interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. The Company entered into two treasury rate locks that were settled in 2020 for an aggregate amount of $4.3 million concurrent with the Company’s issuance of its Senior Notes due 2030. This amount will be reclassified out of accumulated other comprehensive over the 10-year term of the notes. The Company continues to amortize the 2015 settlement of forward-starting interest rate swaps. This amount will be reclassified out of accumulated other comprehensive loss impacting net income over the 10-year term of the associated senior note issuance. See Note 10 for more information regarding the Company's derivative instruments.
The following table represents the changes in accumulated other comprehensive loss during the years ended December 31, 2020 and 2019:

	INTEREST RATE SWAPS as of December 31,
Dollars in thousands	2020	2019
Beginning balance	$(6,175)	$(902)
Other comprehensive loss before reclassifications	3,472	319
Amounts reclassified from accumulated other comprehensive income (loss)	(10,862)	(5,592)
Losses on settlement of treasury rate locks arising during the period	(4,267)	—
Net current-period other comprehensive (loss)	(11,657)	(5,273)
Ending balance	$(17,832)	$(6,175)

The following table represents the details regarding the reclassifications from Accumulated other comprehensive income (loss) during the year ended December 31, 2020 (dollars in thousands):

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS	AMOUNT RECLASSIFIED from accumulated other comprehensive income (loss)	AFFECTED LINE ITEM in the statement where net income is presented
Amounts reclassified from accumulated other comprehensive income (loss) related to settled interest rate swaps	$504	Interest Expense
Amounts reclassified from accumulated other comprehensive income (loss) related to current interest rate swaps	2,968	Interest Expense
	$3,472

12. Stock and Other Incentive Plans
Stock Incentive Plan
In May 2015, the Company's stockholders approved the 2015 Stock Incentive Plan (the "2015 Incentive Plan") which authorizes the Company to issue 3,500,000 shares of common stock to its employees and directors. The 2015 Incentive Plan, which superseded the 2007 Employee Stock Incentive Plan (the "Predecessor Plan"), will continue until the shares are depleted or terminated by the Company’s Board of Directors. As of December 31, 2020 and 2019, the Company had issued a total of 2,186,078 and 1,988,079 restricted shares, respectively, under the 2015 Incentive Plan for compensation-related awards to employees and directors, with a total of 1,313,922 and 1,511,921, respectively, remaining unissued under the plan. Under the Predecessor Plan for compensation-related awards to employees and directors, the Company had issued, net of forfeitures, a total of 1,878,637 restricted shares for the year ended December 31, 2015. Non-vested shares issued under the 2015 Incentive Plan are generally subject to fixed vesting periods varying from three to eight years beginning on the date of issue. If a recipient voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. The Company recognizes the impact of forfeitures as they occur. Once the shares have been issued, the recipient has the right to receive dividends and the right to vote the shares. Compensation expense, included in general and administrative expense, recognized during the years ended December 31, 2020, 2019 and 2018 from the amortization of the value of shares over the vesting period issued to employees and directors was $9.7 million, $12.0 million and $10.4 million, respectively. The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in $2.9 million of expenses associated with the acceleration of his

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

outstanding nonvested share-based awards. This charge is included in the 2019 compensation expense. In connection with the vesting, 80,490 shares were withheld to pay employee federal income taxes. The following table represents expected amortization of the Company's non-vested shares issued:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2021	$8.8
2022	6.9
2023	4.6
2024	3.3
2025	1.9
2026 and thereafter	0.9
Total	$26.4

Executive Incentive Plan
On July 31, 2012, the Company adopted an Executive Incentive Plan, which was amended and restated on February 16, 2016 ("Executive Incentive Plan"), to provide specific award criteria with respect to incentive awards made under the 2015 Incentive Plan subject to the discretion of the Compensation Committee. No new shares of common stock were authorized in connection with the Executive Incentive Plan. Under the terms of the Executive Incentive Plan, the Company's named executive officers, and certain other members of senior management, may earn incentive awards in the form of cash and non-vested stock. For 2020, 2019 and 2018, compensation expense, included in general and administrative expense, resulting from the amortization of non-vested share grants to officers was approximately $5.9 million, $5.7 million, and $5.7 million, respectively. Details of the awards that have been earned from this plan are as follows:
•On December 14, 2020, the Company granted non-vested stock awards to its four named executive officers, five senior vice presidents, and five first vice presidents with a grant date fair value totaling $3.4 million, which were granted in the form of 117,122 non-vested shares, with a five-year vesting period, which will result in annual compensation expense of $0.7 million for each of 2021, 2022, 2023, 2024 and 2025, respectively.
•On December 12, 2019, the Company granted non-vested stock awards to its four named executive officers, five senior vice presidents, and five first vice presidents with a grant date fair value totaling $6.1 million, which were granted in the form of 187,072 non-vested shares, with a five-year vesting period, which will result in annual compensation expense of $1.2 million for each of 2021, 2022, and 2023, and $1.1 million for 2024, respectively.
•On December 12, 2018, the Company granted non-vested stock awards to its four named executive officers and five senior vice presidents with a grant date fair value totaling $5.0 million, which were granted in the form of 165,261 non-vested shares, with a five-year vesting period, which will result in annual compensation expense of $1.0 million for each of 2021 and 2022, and $0.9 million for 2023, respectively.

Long-Term Incentive Program
In the first quarter of 2020, the Company granted a performance-based award to officers, excluding the four named executive officers, five senior vice presidents, and five first vice presidents, under the Long-term Incentive Program adopted under the 2015 Incentive Plan (the "LTIP") totaling approximately $0.8 million, which was granted in the form of 21,774 non-vested shares, respectively. In the first quarter of 2019, the Company granted a performance-based award to officers, excluding the four named executive officers and five senior vice presidents, under the LTIP totaling approximately $1.0 million, which was granted in the form of 31,262 non-vested shares, respectively. The shares have vesting periods ranging from three to eight years with a weighted average vesting period of approximately six years.
For 2020, 2019 and 2018, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $1.1 million, $1.1 million, and $1.2 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Salary Deferral Plan
The Company's salary deferral plan allows certain of its officers to elect to defer up to 50% of their base salary in the form of non-vested shares issued under the 2015 Incentive Plan subject to long-term vesting. The number of shares will be increased through a Company match depending on the length of the vesting period selected by the officer. The officer's vesting period choices are: three years for a 30% match; five years for a 50% match; and eight years for a 100% match. During 2020, 2019 and 2018, the Company issued 17,570 shares, 33,509 shares and 33,348 shares, respectively, to its officers through the salary deferral plan. For 2020, 2019 and 2018, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $0.9 million, $0.9 million, and $1.0 million, respectively.

Non-employee Directors Incentive Plan
The Company issues non-vested shares to its non-employee directors under the 2015 Incentive Plan. The directors’ shares have a one-year vesting period and are subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. During 2020, 2019 and 2018, the Company issued 39,681 shares, 24,996 shares, and 30,989 shares, respectively, to its non-employee directors through the 2015 Incentive Plan. For each of the years 2020, 2019 and 2018, compensation expense resulting from the amortization of non-vested share grants to directors was approximately $1.0 million, $0.8 million, and $0.8 million, respectively.

Other Grants
The Company issued three one-time non-vested share grants related to executive management transition in 2016. For 2020, 2019 and 2018 compensation expense resulting from the amortization of these non-vested share grants to officers was approximately $0.8 million, $3.5 million, and $1.7 million, respectively.
A summary of the activity under the 2015 Incentive Plan and related information for the three years in the period ended December 31, 2020 follows:

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2020	2019	2018
Share-based awards, beginning of year	1,754,066	1,769,863	1,907,645
Granted	197,999	276,839	273,012
Vested	(186,004)	(292,636)	(410,794)
Share-based awards, end of year	1,766,061	1,754,066	1,769,863

Weighted-average grant date fair value of
Share-based awards, beginning of year	$29.82	$29.36	$28.44
Share-based awards granted during the year	$30.33	$31.75	$29.72
Share-based awards vested during the year	$23.82	$28.84	$25.32
Share-based awards, end of year	$30.51	$29.82	$29.36

Grant date fair value of shares granted during the year	$6,006	$8,791	$8,114
The vesting periods for the non-vested shares granted during 2020 ranged from one to eight years with a weighted-average amortization period remaining as of December 31, 2020 of approximately 4.0 years.
During 2020, 2019 and 2018, the Company withheld 54,223 shares, 101,580 shares and 151,353 shares, respectively, of common stock from its officers to pay estimated withholding taxes related to the vesting of shares.

401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Internal Revenue Code. The Company provides a matching contribution of up to 3% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $0.6 million for the year ended December 31, 2020 and $0.5 million for 2019 and $0.4 million for 2018.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Dividend Reinvestment Plan
The Company is authorized to issue 1,000,000 shares of common stock to stockholders under the Dividend Reinvestment Plan. As of December 31, 2020, the Company had issued 607,523 shares under the plan of which 8,419 shares were issued in 2020, 7,990 shares were issued in 2019 and 9,487 shares were issued in 2018.

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
During the years ended December 31, 2020, 2019 and 2018, the Company recognized in general and administrative expenses approximately $0.3 million, $0.2 million, and $0.3 million, respectively, of compensation expense related to the annual grant of options to its employees to purchase shares under the Employee Stock Purchase Plan.
Cash received from employees upon exercising options under the Employee Stock Purchase Plan was approximately $0.7 million for the year ended December 31, 2020, $1.0 million for the year ended December 31, 2019, and $0.4 million for the year ended December 31, 2018.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

A summary of the Employee Stock Purchase Plan activity and related information for the three years in the period ended December 31, 2020 is as follows:

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2020	2019	2018
Options outstanding, beginning of year	332,659	328,533	318,100
Granted	212,716	235,572	203,836
Exercised	(21,713)	(35,277)	(16,716)
Forfeited	(42,221)	(54,095)	(40,897)
Expired	(139,794)	(142,074)	(135,790)
Options outstanding and exercisable, end of year	341,647	332,659	328,533

Weighted-average exercise price of
Options outstanding, beginning of year	$25.59	$24.17	$25.00
Options granted during the year	$28.36	$24.17	$27.30
Options exercised during the year	$24.10	$25.01	$24.01
Options forfeited during the year	$25.29	$25.26	$24.06
Options expired during the year	$23.74	$25.77	$23.55
Options outstanding, end of year	$24.70	$25.59	$24.17

Weighted-average fair value of options granted during the year (calculated as of the grant date)	$8.06	$7.02	$7.81
Intrinsic value of options exercised during the year	$101	$269	$71
Intrinsic value of options outstanding and exercisable (calculated as of December 31)	$1,673	$2,589	$1,402
Exercise prices of options outstanding (calculated as of December 31)	$24.70	$25.59	$24.17
Weighted-average contractual life of outstanding options (calculated as of December 31, in years)	0.8	0.8	0.8
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

	2020	2019	2018
Risk-free interest rates	1.58%	2.48%	1.89%
Expected dividend yields	3.69%	4.19%	3.66%
Expected life (in years)	1.43	1.45	1.45
Expected volatility	28.6%	29.8%	28.4%
Expected forfeiture rates	85%	85%	85%

13. Earnings Per Share
The Company uses the two-class method of computing net earnings per common shares. The Company's nonvested share-based awards are considered participating securities pursuant to the two-class method.
During the twelve months ended December 31, 2020, the Company entered into forward sale agreements to sell shares of common stock through the Company's at-the-market equity offering program. The Company considered the accounting guidance governing financial instruments and derivatives to account for these agreements and concluded that it was not a liability as it did not embody obligations to repurchase our shares of common stock nor did it embody

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

obligations to issue a variable number of shares for which the monetary value was predominately fixed, varying with something other than the fair value of the shares, or varying inversely in relation to the shares. In addition, the Company evaluated whether the agreements met the derivative and hedging guidance scope exception to be accounted for as an equity instrument and concluded that the agreements can be classified as equity.
The Company used the treasury method to determine the dilution from the forward equity agreements during the period of time prior to settlement. The number of weighted-average shares outstanding used in the computation of earnings per common share for the twelve months ended months ended December 31, 2020 included the effect from the assumed issuance of 1.8 million shares of common stock pursuant to the settlement of the forward equity agreements at the contractual price, less the assumed repurchase of the common stock at the average market price using the proceeds of approximately $56.5 million, adjusted for costs to borrow. For the twelve months ended December 31, 2020, 24,742 weighted-average incremental shares of common stock were excluded from the computation of weighted-average common shares outstanding - diluted, as the impact was anti-dilutive.
The table below sets forth the computation of basic and diluted earnings per common share for the three years in the period ended December 31, 2020.

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2020	2019	2018
Weighted average common shares
Weighted average common shares outstanding	135,666,503	129,735,723	125,219,773
Non-vested shares	(1,736,358)	(1,736,022)	(1,927,648)
Weighted average common shares - basic	133,930,145	127,999,701	123,292,125

Weighted average common shares - basic	133,930,145	127,999,701	123,292,125
Dilutive effect of forward equity	6,283	—	—
Dilutive effect of employee stock purchase plan	70,512	84,283	58,808
Weighted average common shares - diluted	134,006,940	128,083,984	123,350,933

Net income	$72,195	$39,185	$69,771
Dividends paid on nonvested share-based awards	(2,083)	(2,075)	(2,320)
Net income applicable to common stockholders	$70,112	$37,110	$67,451

Basic earnings per common share	$0.52	$0.29	$0.55
Diluted earnings per common share	$0.52	$0.29	$0.55

14. Commitments and Contingencies
Redevelopment Activity
The Company continued the redevelopment of a 110,883 square foot medical office building in Memphis, Tennessee. The Company funded approximately $12.6 million during the year ended December 31, 2020. The building continues to operate with in-place leases during construction. The Memphis Redevelopment is expected to be completed in the first quarter of 2021.
The Company began the redevelopment of a 217,000 square foot medical office building in Dallas, Texas. The Company funded approximately $0.4 million during the year ended December 31, 2020. The building continues to operate with in-place leases during construction. The redevelopment is expected to take approximately a year to complete.
The Company funded approximately $1.1 million of primarily tenant improvements in connection with its previously completed redevelopment of a medical office building in Nashville, Tennessee.
The Company funded approximately $0.7 million of primarily tenant improvements in connection with its previously completed redevelopment of a medical office building in Charlotte, North Carolina.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Development Activity
The Company completed the development of a 151,031 square foot medical office building in Seattle, Washington. The Company spent approximately $10.5 million on the development during the year ended December 31, 2020. The first tenant took occupancy in the first quarter of 2020.
The Company also funded approximately $1.1 million of primarily tenant improvements as the Company continues to lease up its previously completed development of a medical office building in Denver, Colorado.
The table below details the Company’s development activity as of December 31, 2020. The information included in the table below represents management’s estimates and expectations at December 31, 2020, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

			December 31, 2020
Dollars in thousands	NUMBER OF PROPERTIES	INITIAL OCCUPANCY	CONSTRUCTION IN PROGRESS BALANCE	TOTAL FUNDED during the year	TOTAL AMOUNT FUNDED
Recently Completed
Seattle, WA	1	Q1 2020	$—	$10,520	$59,552
Redevelopment Activity
Memphis, TN [1]	1	Q1 2021	—	12,618	21,650
Dallas, TX	1	Q4 2020	—	423	423
Total			$—	$23,561	$81,625

1The project includes the acquisition of a 110,883 square foot medical office building for $8.7 million and redevelopment costs related to the property. Initial occupancy represents the quarter in which the redevelopment is expected to be completed. The building will continue to operate with in-place leases during construction.

Tenant Improvements
The Company may provide a tenant improvement allowance in new or renewal leases for the purpose of refurbishing or renovating tenant space. As of December 31, 2020, the Company had commitments of approximately $53.8 million that are expected to be spent on tenant improvements throughout the portfolio, excluding development properties currently under construction.

Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company's land held for development included eight parcels as of December 31, 2020 and seven parcels as of December 31, 2019. The Company’s investment in land held for development located adjacent to certain of the Company's existing medical office buildings in Texas, Iowa, Tennessee, Georgia and Colorado totaled approximately $27.2 million as of December 31, 2020 and $24.6 million as of December 31, 2019.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of different depreciation recovery periods, depreciation methods, and other items.
On a tax-basis, the Company’s gross real estate assets totaled approximately $4.7 billion, $4.4 billion, and $4.0 billion as of December 31, 2020, 2019 and 2018, respectively.
The following table reconciles the Company’s consolidated net income attributable to common stockholders to taxable income for the three years ended December 31, 2020:

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2020	2019	2018
Net income	$72,195	$39,185	$69,771
Reconciling items to taxable income
Depreciation and amortization	80,624	67,953	64,775
Gain or loss on disposition of depreciable assets	(23,898)	(15,689)	(27,581)
Straight-line rent	7,485	(11,535)	(3,049)
Receivable allowances	2,494	1,942	2,470
Share-based compensation	5,387	2,628	(1,699)
Other	(2,182)	12,631	842
	69,910	57,930	35,758
Taxable income [1]	$142,105	$97,115	$105,529
Dividends paid	$162,557	$155,358	$150,266
1Before REIT dividend paid deduction.

Characterization of Distributions (unaudited)
Distributions in excess of earnings and profits generally constitute a return of capital. The following table gives the characterization of the distributions on the Company’s common stock for the three years ended December 31, 2020.
For the three years ended December 31, 2020, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

	2020		2019		2018
	PER SHARE	%	PER SHARE	%	PER SHARE	%
Common stock
Ordinary income [1]	$0.77	64.5%	$0.79	65.7%	$0.75	62.2%
Return of capital	0.11	9.0%	0.40	33.9%	0.33	27.8%
Unrecaptured section 1250 gain	0.32	26.5%	0.01	0.4%	0.12	10.0%
Common stock distributions	$1.20	100.0%	$1.20	100.0%	$1.20	100.0%
1Reporting year ordinary income is also Code Section 199A eligible per the The Tax Cut and Jobs Act of 2017.

State Income Taxes
The Company must pay certain state income taxes, which are typically included in general and administrative expense on the Company’s Consolidated Statements of Income.
The State of Texas gross margins tax on gross receipts from operations is disclosed in the table below as an income tax because it is considered such by the Securities and Exchange Commission.
State income tax expense and state income tax payments for the three years ended December 31, 2020 are detailed in the table below:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2020	2019	2018
State income tax expense
Texas gross margins tax	$546	$550	$586
Other	8	6	5
Total state income tax expense	$554	$556	$591
State income tax payments, net of refunds and collections	$557	$549	$642
16. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value.
•Cash, cash equivalents and restricted cash - The carrying amount approximates fair value.
•Borrowings under the Unsecured Credit Facility, Unsecured Term Loan due 2024 and Unsecured Term Loan due 2026 - The carrying amount approximates fair value because the borrowings are based on variable market interest rates.
•Senior unsecured notes payable - The fair value of notes and bonds payable is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.
•Mortgage notes payable - The fair value is estimated using cash flow analyses, based on the Company’s current interest rates for similar types of borrowing arrangements.
•Interest rate swap agreements - Interest rate swap agreements are recorded in other liabilities on the Company's Consolidated Balance Sheets at fair value. Fair value is estimated by utilizing pricing models that consider forward yield curves and discount rates.
The table below details the fair value and carrying values for notes and bonds payable as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$1,602.8	$1,645.4	$1,414.1	$1,425.8
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

17. Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into agreements with affiliates in relation to the management and leasing of its real estate assets, including real estate assets owned through joint ventures.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. The Company’s independent registered public accounting firm, BDO USA, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee

Opinion on Internal Control over Financial Reporting
We have audited Healthcare Realty Trust Incorporated’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules and our report dated February 10, 2021 expressed an unqualified opinion thereon.

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
February 10, 2021

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information with respect to the Company’s directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 2021 under the caption “Election of Directors,” is incorporated herein by reference.

Executive Officers
The executive officers of the Company are:

NAME	AGE	POSITION
Todd J. Meredith	46	President & Chief Executive Officer
J. Christopher Douglas	45	Executive Vice President & Chief Financial Officer
John M. Bryant, Jr.	54	Executive Vice President & General Counsel
Robert E. Hull	48	Executive Vice President - Investments
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

Section 16(a) Compliance
Information with respect to compliance with Section 16(a) of the Securities Exchange Act set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 2021 under the caption “Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports,” is incorporated herein by reference.

Stockholder Recommendation of Director Candidates
There have been no material changes with respect to the Company’s policy relating to stockholder recommendations of director candidates. Such information is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 2021 under the caption “Shareholder Recommendation or Nomination of Director Candidates,” and is incorporated herein by reference.

Audit Committee
Information relating to the Company’s Audit Committee, its members and the Audit Committee’s financial experts, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 2021 under the caption “Committee Membership,” is incorporated herein by reference.

Item 11. Executive Compensation
Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 2021 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 2021 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions, and director independence, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 2021 under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors,” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 2021 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules
Index to Historical Financial Statements, Financial Statement Schedules and Exhibits
1. Financial Statements
The following financial statements of Healthcare Realty Trust Incorporated are included in Item 8 of this Annual Report on Form 10-K.
•Consolidated Balance Sheets – December 31, 2020 and December 31, 2019.
•Consolidated Statements of Income for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.
•Consolidated Statements of Equity for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.
•Consolidated Statements of Cash Flows for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.
•Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Schedule II	—	Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018, and 2017	97
Schedule III	—	Real Estate and Accumulated Depreciation as of December 31, 2019	98
All other schedules are omitted because they are either not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.

3. Exhibits

EXHIBIT NUMBER		DESCRIPTION OF EXHIBITS
3.1	—	Second Articles of Amendment and Restatement of the Company, as amended.[1]
3.2	—	Amended and Restated Bylaws of the Company, as amended.[1]
4.1	—	Specimen stock certificate. [2]
4.2	—	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. [3]
4.3	—	Indenture, dated as of May 15, 2001 by and between the Company and Truist Bank, formally known as Banking and Trust Company, as Trustee (as successor to the trustee named therein). [4]
4.4	—	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Truist Bank, formally known as Banking and Trust Company, as Trustee (as successor to the trustee named therein). [5]
4.5	—	Form of 3.75% Senior Note due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit (4.8) hereto). [5]
4.6	—	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Truist Bank, formally known as Banking and Trust Company, as Trustee (as successor to the trustee named therein). [6]
4.7	—	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.9 hereto). [6]
4.8	—	Seventh Supplemental Indenture, dated December 11, 2017, by and between the Company and Truist Bank, formally known as Banking and Trust Company, as Trustee. [7]
4.9	—	Form of 3.625% Senior Note due 2028 (set forth in Exhibit B to the Seventh Supplemental Indenture filed as Exhibit 4.11 hereto). [7]
4.10	—	Eight Supplemental Indenture, dated March 18, 2020, by and between the Company and Truist Bank, formally known as Banking and Trust Company, as Trustee. [8]
4.11	—	Form of 2.40% Senior Note due 2030 (set forth in Exhibit B to the Eighth Supplemental Indenture filed as Exhibit 4.10 hereto.) [8]
4.12	—	Ninth Supplement Indenture, dated October 2, 2020, by and between the Company and Truist Bank, formally known as Banking and Trust Company, as Trustee. [9]
4.13	—	Form of 2.050% Senior Note due 2031 (set forth in Exhibit B to the Ninth Supplemental Indenture filed as Exhibit 4.12 hereto). [9]

10.1	—	2000 Employee Stock Purchase Plan. [10]
10.2	—	Amendment No. 1 to 2000 Employee Stock Purchase Plan, dated February 13, 2018. [11]
10.3	—	Dividend Reinvestment Plan, as Amended. [12]
10.4	—	Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company. [13]
10.5	—	Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between Todd J. Meredith and the Company. [14]
10.6	—	Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and the Company. [15]
10.7	—	Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between John M. Bryant, Jr. and the Company. [14]
10.8	—	Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and the Company. [15]
10.9	—	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between Robert E. Hull and the Company. [14]
10.10	—	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company. [16]
10.11	—	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between J. Christopher Douglas and the Company. [14]
10.12	—	Healthcare Realty Trust Incorporated Amended and Restated Executive Incentive Plan. [13]
10.13	—	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010. [17]
10.14	—	Amendment No. 1 to 2010 Restricted Stock Implementation for Non-Employee Directors, dated December 11, 2013. [18]
10.15	—	Amendment No. 2 to 2010 Restricted Stock Implementation for Non-Employee Directors, dated August 4, 2015. [19]
10.16	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors. [20]
10.17	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers. [20]
10.18	—	Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan. [21]
10.19	—	Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan. [19]
10.20	—	Amended and Restated Credit Agreement, dated as of May 31, 2019, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. [22]
10.21	—	Amended and Restated Term Loan, dated as of May 31, 2019, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. [22]
10.22	—
First Amendment to Amended and Restated Term Loan Agreement, dated as of March 4, 2020, among the Company, Well Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. [23]

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
1Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 13, 2019 and hereby incorporated by reference.
2Filed as an exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-60506) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
3Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2019 and hereby incorporated by reference.
4Filed as an exhibit to the Company's Form 8-K filed May 17, 2001 and hereby incorporated by reference.
5Filed as an exhibit to the Company's Form 8-K filed March 26, 2013 and hereby incorporated by reference.
6Filed as an exhibit to the Company’s Form 8-K filed April 24, 2015 and hereby incorporated by reference.
7Filed as an exhibit to the Company’s Form 8-K filed December 11, 2017 and hereby incorporated by reference.
8Filed as an exhibit to the Company's Form 8-K filed March 18, 2020 and hereby incorporated by reference.
9Filed as an exhibit to the Company's Form 8-K filed October 2, 2020 and hereby incorporated by reference.
10Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and hereby incorporated by reference.

11Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2018 and hereby incorporated by reference.
12Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-79452) previously filed on September 26, 2003 pursuant to the Securities Act of 1933 and hereby incorporated by reference.
13Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2015 and hereby incorporated by reference.
14Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2019 and hereby incorporated by reference.
15Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2016 and hereby incorporated by reference.
16Filed as an exhibit to the Company's Form 8-K filed February 3, 2016 and hereby incorporated by reference.
17Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2010 and hereby incorporated by reference.
18Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2013 and hereby incorporated by reference.
19Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.
20Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2012 and hereby incorporated by reference.
21Filed as an exhibit to the Company's proxy statement filed March 30, 2015 and hereby incorporated by reference.
22Filed as an exhibit to the Company's Form 8-K filed May 31, 2019 and hereby incorporated by reference.
23Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2020 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:
1. 2000 Employee Stock Purchase Plan (filed as Exhibit 10.1)
2.Amendment No. 1 to 2000 Employee Stock Purchase Plan (filed as Exhibit 10.2)
3.Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company (filed as Exhibit 10.4)
4.Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between Todd J. Meredith and the Company (filed as Exhibit 10.5)
5.Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and the Company (filed as Exhibit 10.6)
6.Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between John M. Bryant, Jr. and the Company (filed as Exhibit 10.7)
7.Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and the Company (filed as Exhibit 10.8)
8.Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between Robert E. Hull and the Company (filed as Exhibit 10.9)
9.Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company (filed as Exhibit 10.10)
10.Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between J. Christopher Douglas and the Company (filed as Exhibit 10.11)
11.Healthcare Realty Trust Incorporated Amended and Restated Executive Incentive Plan (filed as Exhibit 10.12)
12. 2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010 (filed as Exhibit 10.13)
13.Amendment No. 1 to Restricted Stock Implementation for Non-Employee Directors (filed as Exhibit 10.14)
14.Amendment No. 2 to Restricted Stock Implementation for Non-Employee Directors (filed as Exhibit 10.15)
15.Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 10.16)
16.Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers (filed as Exhibit 10.17)
17.Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (filed as Exhibit 10.18)
18.Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (filed as Exhibit 10.19)

Item 16. Form 10-K Summary
None.

SIGNATURES AND SCHEDULES
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ TODD J. MEREDITH
Todd J. Meredith
President and Chief Executive Officer
February 10, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Todd J. Meredith	President and Chief Executive Officer	February 10, 2021
Todd J. Meredith	(Principal Executive Officer)

/s/ J. Christopher Douglas	Executive Vice President and Chief Financial	February 10, 2021
J. Christopher Douglas	Officer (Principal Financial Officer)

/s/ Amanda L. Callaway	Senior Vice President and Chief Accounting	February 10, 2021
Amanda L. Callaway	Officer (Principal Accounting Officer)

/s/ John V. Abbott	Director	February 10, 2021
John V. Abbott

/s/ Nancy H. Agee	Director	February 10, 2021
Nancy H. Agee

/s/ Edward H. Braman	Director	February 10, 2021
Edward H. Braman

/s/ James J. Kilroy	Director	February 10, 2021
James J. Kilroy

/s/ Peter F. Lyle	Director	February 10, 2021
Peter F. Lyle

/s/ John Knox Singleton	Director	February 10, 2021
John Knox Singleton

/s/ Bruce D. Sullivan	Director	February 10, 2021
Bruce D. Sullivan

/s/ Christann M. Vasquez	Director	February 10, 2021
Christann M. Vasquez

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018

Dollars in thousands			ADDITIONS AND DEDUCTIONS
DESCRIPTION		BALANCE AT BEGINNING OF PERIOD	CHARGED/(CREDITED) TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	UNCOLLECTIBLE ACCOUNTS WRITTEN-OFF	BALANCE AT END OF PERIOD
2020	Accounts receivable allowance	$418	$207	$—	$21	$604
2019	Accounts receivable allowance	$251	$167	$—	$—	$418
2018	Accounts receivable allowance	$256	$60	$—	$65	$251

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2020

Dollars in thousands		LAND [1]			BUILDINGS, IMPROVEMENTS, LEASE INTANGIBLES AND CIP [1]
MARKET	NUMBER OF PROP.	INITIAL INVESTMENT	COST CAPITALIZED subsequent to acquisition	TOTAL	INITIAL INVESTMENT	COST CAPITALIZED subsequent to acquisition	TOTAL	PERSONAL PROPERTY	2, 3, 5 TOTAL PROPERTY	1, 3 ACCUMULATED DEPRECIATION	4 ENCUMBRANCES	DATE ACQUIRED	DATE CONST.
Seattle, WA	27	$55,630	$4,387	$60,017	$547,516	$51,267	$598,783	$567	$659,367	$113,270	$—	2008-2020	1957-2018
Dallas, TX	25	20,128	730	20,858	368,924	134,344	503,268	480	524,606	197,505	—	2003-2020	1974-2018
Los Angeles, CA	17	63,462	2,379	65,841	231,261	49,850	281,111	401	347,353	106,244	40,257	1993-2020	1964-2006
Atlanta, GA	13	10,518	2,846	13,364	283,792	4,094	287,886	84	301,334	31,696	26,595	2017-2020	1974-2014
Nashville, TN	7	27,787	211	27,998	121,122	74,311	195,433	1,251	224,682	75,927	—	2004-2020	1960-2015
Denver, CO	12	19,456	4,049	23,505	133,203	33,632	166,835	535	190,875	34,458	7,329	2010-2020	1977-2015
Charlotte, NC	16	4,163	37	4,200	159,388	19,119	178,507	105	182,812	74,687	—	2008-2013	1961-2008
Houston, TX	10	18,196	1,060	19,256	115,927	27,181	143,108	95	162,459	49,953	—	1993-2020	1984-2012
Washington, DC	6	—	—	—	141,467	11,272	152,739	34	152,773	32,135	11,423	2004-2019	1967-2005
Richmond, VA	7	—	—	—	139,636	11,641	151,277	114	151,391	50,005	—	2011	1992-2005
Honolulu, HI	3	8,314	13	8,327	93,839	42,851	136,690	159	145,176	43,530	—	2003-2004	1975-2010
Des Moines, IA	7	12,584	81	12,665	113,335	12,763	126,098	99	138,862	40,023	—	2008-2014	2002-2009
Memphis, TN	9	7,397	724	8,121	96,360	30,128	126,488	203	134,812	42,107	—	1999-2020	1982-2007
San Francisco, CA	3	14,054	—	14,054	91,163	16,255	107,418	43	121,515	23,350	—	2015-2017	1975-2014
Indianapolis, IN	4	3,299	—	3,299	110,325	6,849	117,174	14	120,487	29,102	—	2008-2019	1992-2008
Austin, TX	5	14,233	3	14,236	70,874	23,562	94,436	123	108,795	27,521	—	2007-2015	1972-2015
San Antonio, TX	6	6,456	31	6,487	62,161	27,656	89,817	398	96,702	43,753	—	1996-2010	1978-2011
Chicago, IL	3	5,859	—	5,859	69,993	17,907	87,900	213	93,972	27,829	—	2004-2018	1993-2009
Greensboro, NC	6	6,777	1,819	8,596	74,668	992	75,660	—	84,256	2,567	—	2014-2020	1989-2011
Colorado Springs, CO	5	4,830	819	5,649	51,687	17,149	68,836	15	74,500	17,048	—	2006-2020	2003-2008
Minneapolis, MN	4	2,090	—	2,090	59,908	1,456	61,364	—	63,454	12,064	8,075	2014-2017	1974-2010
Other (16 markets)	32	32,059	2,656	34,715	402,294	78,190	480,484	797	515,996	168,213	24,084	1993-2020	1906-2009
Total real estate	227	337,292	21,845	359,137	3,538,843	692,469	4,231,312	5,730	4,596,179	1,242,987	117,763
Land held for develop.	—	27,226	—	27,226	—	—	—	—	27,226	953	—
Memphis redevelopment	—	5,222	—	5,222	16,428	—	16,428	—	21,650	841	—
Corporate property	—	—	—	—	—	—	—	5,504	5,504	4,898	—
Total properties	227	$369,740	$21,845	$391,585	$3,555,271	$692,469	$4,247,740	$11,234	$4,650,559	$1,249,679	$117,763
1The Company had 4 assets held for sale as of December 31, 2020 of approximately $29.1 million (gross) and accumulated depreciation of $10.5 million.
2Total properties as of December 31, 2020 have an estimated aggregate total cost of $4.7 billion for federal income tax purposes.
3Depreciation is provided for on a straight-line basis on buildings and improvements over 3.3 to 43.0 years, lease intangibles over 1.3 to 99.0 years, personal property over 2.9 to 20.0 years, and land improvements over 3.0 to 39.0 years.
4Includes unamortized premium of $1.5 million and unaccreted discount of $0.2 million and issuance costs of $0.8 million as of December 31, 2020.
5Rollforward of Total Property and Accumulated Depreciation, including assets held for sale, for the year ended December 31, 2020, 2019 and 2018 follows:

	YEAR ENDED DEC. 31, 2020		YEAR ENDED DEC. 31, 2019		YEAR ENDED DEC. 31, 2018
Dollars in thousands	TOTAL PROPERTY	ACCUMULATED DEPRECIATION	TOTAL PROPERTY	ACCUMULATED DEPRECIATION	TOTAL PROPERTY	ACCUMULATED DEPRECIATION
Beginning Balance	$4,359,993	$1,121,102	$3,993,427	$1,025,831	$3,907,010	$933,220
Additions during the period
Real Estate acquired	430,205	8,313	384,762	9,285	112,591	4,175
Other improvements	80,462	178,636	71,666	165,367	74,317	157,385
Land held for development	2,579	282	—	278	4,525	153
Construction in Progress	—		15,625	—	27,649	—
Retirement/dispositions
Real Estate	(222,680)	(58,654)	(105,487)	(79,659)	(132,665)	(69,102)
Ending Balance	$4,650,559	$1,249,679	$4,359,993	$1,121,102	$3,993,427	$1,025,831

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.