Form 10-Q
period 2021-03-31
HEALTHCARE REALTY TRUST INC
filed 2021-05-05
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period to For the transition period to
Commission File Number: 001-11852

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	62-1507028
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 30, 2021, the Registrant had 141,660,077 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2021

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited MARCH 31, 2021	DECEMBER 31, 2020
Real estate properties
Land	$369,202	$362,695
Buildings, improvements and lease intangibles	4,201,251	4,220,297
Personal property	11,370	11,195
Land held for development	27,226	27,226
Total real estate properties	4,609,049	4,621,413
Less accumulated depreciation and amortization	(1,238,044)	(1,239,224)
Total real estate properties, net	3,371,005	3,382,189
Cash and cash equivalents	12,087	15,303
Assets held for sale, net	64,578	20,646
Operating lease right-of-use assets	120,890	125,198
Financing lease right-of-use assets	19,559	19,667
Investments in unconsolidated joint ventures	83,943	73,137
Other assets, net	182,043	176,120
Total assets	$3,854,105	$3,812,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$1,609,251	$1,602,769
Accounts payable and accrued liabilities	66,407	81,174
Liabilities of assets held for sale	1,342	1,216
Operating lease liabilities	91,921	92,273
Financing lease liabilities	18,722	18,837
Other liabilities	68,353	67,615
Total liabilities	1,855,996	1,863,884
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 300,000 shares authorized; 141,660 and 139,487 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,417	1,395
Additional paid-in capital	3,699,867	3,635,341
Accumulated other comprehensive loss	(13,887)	(17,832)
Cumulative net income attributable to common stockholders	1,223,521	1,199,499
Cumulative dividends	(2,912,809)	(2,870,027)
Total stockholders' equity	1,998,109	1,948,376
Total liabilities and stockholders' equity	$3,854,105	$3,812,260
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2021 and 2020
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED March 31,
	2021	2020
Revenues
Rental income	$128,389	$122,644
Other operating	1,950	2,163
	130,339	124,807
Expenses
Property operating	52,215	49,552
General and administrative	8,499	8,766
Acquisition and pursuit costs	744	750
Depreciation and amortization	50,079	47,497
	111,537	106,565
Other Income (Expense)
Gain (loss) on sales of real estate properties	18,890	(49)
Interest expense	(13,262)	(13,960)
Impairment of real estate properties	(834)	—
Equity loss from unconsolidated joint ventures	(74)	(11)
Interest and other income (expense), net	500	93
	5,220	(13,927)
Net Income	$24,022	$4,315

Basic earnings per common share	$0.17	$0.03
Diluted earnings per common share	$0.17	$0.03

Weighted average common shares outstanding - basic	138,774	133,036
Weighted average common shares outstanding - diluted	138,871	133,150
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2021 and 2020
Amounts in thousands
Unaudited

	THREE MONTHS ENDED March 31,
	2021	2020
Net income	$24,022	$4,315
Other comprehensive income (loss)
Interest rate swaps
Reclassification adjustments for losses included in net income (interest expense)	1,095	328
Gains (losses) arising during the period on interest rate swaps	2,850	(9,663)
Losses on settlement of treasury rate locks arising during the period	—	(4,267)
	3,945	(13,602)
Comprehensive income (loss)	$27,967	$(9,287)
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2021 and 2020
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2020	$1,395	$3,635,341	$(17,832)	$1,199,499	$(2,870,027)	$1,948,376
Issuance of common stock, net of issuance costs	21	63,064	—	—	—	63,085
Common stock redemptions	(1)	(1,555)	—	—	—	(1,556)
Share-based compensation	2	3,017	—	—	—	3,019
Net income	—	—	—	24,022	—	24,022
Reclassification adjustments for losses included in net income (interest expense)	—	—	1,095	—	—	1,095
Gains arising during the period on interest rate swaps and treasury rate locks	—	—	2,850	—	—	2,850
Dividends to common stockholders ($0.3025 per share)	—	—	—	—	(42,782)	(42,782)
Balance at March 31, 2021	$1,417	$3,699,867	$(13,887)	$1,223,521	$(2,912,809)	$1,998,109

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2019	$1,347	$3,485,003	$(6,175)	$1,127,304	$(2,707,470)	$1,900,009
Issuance of common stock, net of issuance costs	2	7,319	—	—	—	7,321
Common stock redemptions	—	(798)	—	—	—	(798)
Share-based compensation	—	2,599	—	—	—	2,599
Net income	—	—	—	4,315	—	4,315
Reclassification adjustments for losses included in net income (interest expense)	—	—	328	—	—	328
Losses arising during the period on interest rate swaps	—	—	(13,930)	—	—	(13,930)
Dividends to common stockholders ($0.3000 per share)	—	—	—	—	(40,416)	(40,416)
Balance at March 31, 2020	$1,349	$3,494,123	$(19,777)	$1,131,619	$(2,747,886)	$1,859,428
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2021 and 2020
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	THREE MONTHS ENDED March 31,
	2021	2020
Net income	$24,022	$4,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,079	47,497
Other amortization	822	1,491
Share-based compensation	3,019	2,599
Amortization of straight-line rent receivable (lessor)	(1,461)	(1,043)
Amortization of straight-line rent on operating leases (lessee)	367	375
(Gain) loss on sales of real estate properties	(18,890)	49
Impairment of real estate properties	834	—
Equity loss from unconsolidated joint ventures	74	11
Distributions from unconsolidated joint ventures	—	118
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(3,467)	(4,032)
Accounts payable and accrued liabilities	(17,181)	(10,005)
Other liabilities	4,278	(2,931)
Net cash provided by operating activities	42,496	38,444

INVESTING ACTIVITIES
Acquisitions of real estate	(64,275)	(83,580)
Development of real estate	(184)	(2,451)
Additional long-lived assets	(19,937)	(22,164)
Investments in unconsolidated joint ventures	(10,880)	—
Proceeds from sales of real estate properties	25,445	—
Net cash used in investing activities	(69,831)	(108,195)

FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	7,000	(78,000)
Borrowings on term loan	—	298,995
Repayments of notes and bonds payable	(946)	(7,202)
Dividends paid	(42,782)	(40,416)
Net proceeds from issuance of common stock	63,195	7,213
Common stock redemptions	(1,959)	(892)
Settlement of treasury rate locks	—	(4,267)
Debt issuance and assumption costs	(27)	(2,646)
Payments made on finance leases	(362)	(321)
Net cash provided by financing activities	24,119	172,464

Decrease (increase) in cash and cash equivalents	(3,216)	102,713
Cash and cash equivalents at beginning of period	15,303	657
Cash and cash equivalents at end of period	$12,087	$103,370

Supplemental Cash Flow Information
Interest paid	$15,779	$11,428
Invoices accrued for construction, tenant improvements and other capitalized costs	$17,805	$12,830
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$—	$19,269
Capitalized interest	$118	$421
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of March 31, 2021, the Company had gross investments of approximately $4.6 billion in 223 real estate properties located in 24 states totaling approximately 16.1 million square feet. The Company provided leasing and property management services to approximately 13.1 million square feet nationwide. The Company owns 50% of an unconsolidated joint venture with Teachers Insurance and Annuity Association ("TIAA Joint Venture") and earns certain fees as the managing member. As of March 31, 2021, the TIAA Joint Venture owned five buildings. See Note 2 for more details regarding the Company's unconsolidated joint ventures.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, management believes there has been no material change in the information disclosed in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020. All material intercompany transactions and balances have been eliminated in consolidation.
This interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2021 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties.

Principles of Consolidation
The Company’s Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures and partnerships where the Company controls the operating activities. GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). Accounting Standards Codification 810 broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is the VIE’s primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.
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
As of March 31, 2021, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 2 for more details regarding the Company's unconsolidated joint ventures.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
The Company considered the impact of COVID-19 on these assumptions and estimates used and determined that there were no material adverse impacts on the Company's results of operations and financial position at March 31, 2021. There can be no assurance that COVID-19 will not have a future material adverse impact on the financial results and business operations of the Company.
Revenue from Contracts with Customers (Topic 606)
The Company recognizes certain revenue under the core principle of Topic 606. This topic requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease revenue is not within the scope of Topic 606. To achieve the core principle, the Company applies the five step model specified in the guidance.
Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Income in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED March 31,
in thousands	2021	2020
Type of Revenue
Parking income	$1,658	$2,051
Management fee income	239	78
Miscellaneous	53	34
	$1,950	$2,163
The Company’s major types of revenue that are accounted for under Topic 606 that are listed above are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time, and the Company recognizes revenue monthly based on this principle.

New Accounting Pronouncements
Accounting Standards Update No. 2020-04
On March 12, 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 2. Real Estate Investments
2021 Company Acquisitions
The following table details the Company's acquisitions for the three months ended March 31, 2021:

Dollars in thousands	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [2]	REAL ESTATE	OTHER [3]	SQUARE FOOTAGE
San Diego, CA	MOB	1/7/21	$17,150	$17,182	$17,182	$—	22,461
Dallas, TX [4]	MOB	2/1/21	22,515	22,299	22,641	(342)	121,709
Atlanta, GA [4]	MOB	2/17/21	9,800	10,027	10,073	(46)	44,567
Washington, D.C.	MOB	3/3/21	12,750	12,709	12,658	51	26,496

Total real estate acquisitions			$62,215	$62,217	$62,554	$(337)	215,233
1MOB = medical office building.
2Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
3Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
4Includes two properties.

Unconsolidated Joint Venture Acquisitions
The TIAA Joint Venture is not consolidated for purposes of the Company's Condensed Consolidated Financial Statements. The following table details the TIAA Joint Venture acquisition for the three months ended March 31, 2021:

Dollars in thousands	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [2]	REAL ESTATE	OTHER [3]	SQUARE FOOTAGE	OWNERSHIP %
Denver, CO	MOB	3/30/21	$14,375	$14,056	$14,550	$(494)	59,359	50%
1MOB = medical office building.
2Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
3Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.

Subsequent to March 31, 2021, the TIAA Joint Venture acquired the following properties:

Dollars in thousands	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	OWNERSHIP %
Colorado Springs, CO	MOB	4/1/21	$7,200	27,510	50%
Los Angeles, CA	MOB	4/8/21	31,335	57,573	50%
San Antonio, TX	MOB	4/30/21	13,600	45,000	50%

			$52,135	130,083
1MOB = medical office building.
Unconsolidated Joint Ventures
The Company's investment in and loss recognized for the three months ended March 31, 2021 and 2020 related to its joint ventures accounted for under the equity method are shown in the table below:

	THREE MONTHS ENDED March 31,
Dollars in thousands	2021	2020

Investments in unconsolidated joint ventures, beginning of period [1]	$73,137	$8,130
New investments during the period	10,880	—
Equity loss recognized during the period [1]	(74)	(11)
Owner distributions	—	(119)
Investments in unconsolidated joint ventures, end of period [1]	$83,943	$8,000
1In addition to the TIAA Joint Venture, the Company also has a 55% and 27% ownership interest in two limited liability companies that each own a parking garage in Atlanta, Georgia.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
2021 Real Estate Asset Dispositions
The following table details the Company's dispositions for the three months ended March 31, 2021:

Dollars in millions	TYPE [1]	Date Disposed	Sale Price	Closing Adjustments	Net Proceeds	Net Real Estate Investment	Other (including receivables)[2]	Gain/(Impairment)	Square Footage (Unaudited)
Los Angeles, CA [3]	MOB	3/11/21	$26,000	$(555)	$25,445	$6,046	$509	$18,890	73,906
1MOB = medical office building
2Includes straight-line rent receivables, leasing commissions and lease inducements.
3Includes two properties sold to a single purchaser in two transactions which occurred on March 5 and March 11, 2021.

Subsequent Disposition
On April 12, 2021, the Company disposed of a 19,732 square foot single-tenant net leased medical office building located in Atlanta, GA. The sales price was $8.1 million and the Company's net investment in the building as of March 31, 2021 was approximately $5.7 million.
Assets Held for Sale
As of March 31, 2021 and December 31, 2020, the Company had nine and four properties, respectively, classified as assets held for sale. The following properties were reclassified to held for sale during the first quarter of 2021:
•a medical office building in Atlanta, GA with a contractual sales price of $8.1 million. The sales price is greater than the current net investment of approximately $5.7 million. The Company disposed of this property on April 12, 2021.
•three medical office buildings in Gadsden, AL with a contractual sales price of $5.5 million. An impairment charge of $0.8 million was recorded based on the contractual sales price less estimated costs to sell.
•a medical office building in Richmond, VA with a contractual sales price of $52.0 million. The contractual sales price is greater than the current net investment of approximately $29.4 million.
The table below reflects the assets and liabilities of the properties classified as held for sale as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Balance Sheet data:
Land	$3,148	$1,664
Building, improvements and lease intangibles	96,013	27,443
Personal property	56	39
	99,217	29,146
Accumulated depreciation	(40,381)	(10,455)
Real estate assets held for sale, net	58,836	18,691
Operating lease right-of-use assets	3,241	—
Other assets, net	2,501	1,955
Assets held for sale, net	$64,578	$20,646

Accounts payable and accrued liabilities	$588	$533
Other liabilities	754	683
Liabilities of assets held for sale	$1,342	$1,216
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The Company's leases typically have escalators that are either based on a stated percentage or an index such as consumer price index ("CPI"). In addition, most of the Company's leases include nonlease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the three months ended March 31, 2021 was $128.4 million.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements, as of March 31, 2021 were as follows:

In thousands	Operating
2021	$286,175
2022	345,229
2023	298,828
2024	233,601
2025	183,405
2026 and thereafter	459,569
$1,806,807
Lessee Accounting
As of March 31, 2021, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of March 31, 2021, the Company had 104 properties, excluding one property classified as held for sale, totaling 8.6 million square feet that were held under ground leases. Some of the ground lease renewal terms are based on fixed rent renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on CPI. The Company had 42 prepaid ground leases, excluding one property classified as held for sale, as of March 31, 2021. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.1 million and $0.2 million of the Company’s rental expense for the three months ended March 31, 2021 and 2020, respectively.
The Company’s future lease payments (primarily for its 62 non-prepaid ground leases) as of March 31, 2021 were as follows:

In thousands	OPERATING	FINANCING
2021	$3,164	$611
2022	4,932	783
2023	4,971	793
2024	5,027	815
2025	5,068	826
2026 and thereafter	303,574	87,983
Total undiscounted lease payments	326,736	91,811
Discount	(234,815)	(73,089)
Lease liabilities	$91,921	$18,722

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The following table provides details of the Company's total lease expense for the three months ended March 31, 2021 and 2020:

	THREE MONTHS ENDED March 31,
In thousands	2021	2020
Operating lease cost
Operating lease expense	$1,178	$1,174
Variable lease expense	896	800

Finance lease cost
Amortization of right-of-use assets	88	70
Interest on lease liabilities	247	237
Total lease expense	$2,409	$2,281

Other information
Operating cash flows outflows related to operating leases	$1,844	$2,550
Financing cash flows outflows related to financing leases	$362	$321

Weighted-average remaining lease term (excluding renewal options) - operating leases	48.4	49.4
Weighted-average remaining lease term (excluding renewal options) -finance leases	64.2	64.9
Weighted-average discount rate - operating leases	5.7%	5.7%
Weighted-average discount rate - finance leases	5.4%	5.4%

Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	MATURITY DATES	BALANCE AS OF		EFFECTIVE INTEREST RATE as of 3/31/2021
Dollars in thousands		3/31/2021	12/31/2020
$700 million Unsecured Credit Facility	5/23	$7,000	$—	1.01%
$200 million Unsecured Term Loan Facility, net of issuance costs [1]	5/24	199,292	199,236	1.96%
$150 million Unsecured Term Loan due 2026 [2]	6/26	149,503	149,479	3.13%
Senior Notes due 2025, net of discount and issuance costs [3]	5/25	248,841	248,776	4.08%
Senior Notes due 2028, net of discount and issuance costs	1/28	296,243	296,123	3.84%
Senior Notes due 2030, net of discount and issuance costs [4]	3/30	296,554	296,468	2.71%
Senior Notes due 2031, net of discount and issuance costs	3/31	295,037	294,924	2.24%
Mortgage notes payable, net of discounts and issuance costs and including premiums	11/22-4/27	116,781	117,763	4.07%
		$1,609,251	$1,602,769
1The effective interest rate includes the impact of interest rate swaps on $75.0 million at a weighted average rate of 2.37% (plus the applicable margin rate, currently 100 basis points).
2The effective interest rate includes the impact of interest rate swaps on $100.0 million at a weighted average rate of 2.23% (plus the applicable margin rate, currently 160 basis points).
3The effective interest rate includes the impact of the $1.7 million settlement of forward-starting interest rate swaps that is included in Accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets.
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
As of March 31, 2021, the Company had eight outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

DERIVATIVE INSTRUMENT	NUMBER OF INSTRUMENTS	NOTIONAL AMOUNT in millions
Interest rate swaps	8	$175.0

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of March 31, 2021.

	BALANCE AT MARCH 31, 2021
In thousands	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps	Other liabilities	$9,378
Total derivatives designated as hedging instruments		$9,378

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three months ended March 31, 2021 and 2020 related to the Company's outstanding interest rate swaps.

	(GAIN) LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended March 31,			LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended March 31,
In thousands	2021	2020		2021	2020
Interest rate swaps	$(2,850)	$9,663	Interest expense	$946	$271
Settled treasury hedges	—	4,267	Interest expense	107	15
Settled interest rate swaps	—	—	Interest expense	42	42
	$(2,850)	$13,930	Total interest expense	$1,095	$328

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
As of March 31, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $9.8 million. As of March 31, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement.
Note 6. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Redevelopment Activity
The Company continued the redevelopment of a 217,114 square foot medical office building in Dallas, Texas. As of March 31, 2021, the Company funded approximately $0.4 million in project costs. The building continues to operate with in-place leases during construction. The first new tenant lease of the redevelopment is expected to commence in the first quarter of 2022.
The Company continued the redevelopment of a 110,883 square foot medical office building in Memphis, Tennessee. As of March 31, 2021, the Company funded approximately $27.1 million in project costs. The core and shell portion of this redevelopment was completed and the first new tenant took occupancy in the first quarter of 2021, with the construction of tenant spaces to be completed throughout the remainder of 2021.
In April 2021, the Company began the redevelopment of a medical office building in Tacoma, Washington. The redevelopment includes interior and exterior improvements to the existing building, plus the addition of 23,000 square feet. The Company expects the tenant lease to commence in the second quarter of 2022.
Note 7. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the three months ended March 31, 2021 and the year ended December 31, 2020:

	MARCH 31, 2021	DECEMBER 31, 2020
Balance, beginning of period	139,487,375	134,706,154
Issuance of common stock	2,057,157	4,637,445
Nonvested share-based awards, net of withheld shares	115,483	143,776
Balance, end of period	141,660,015	139,487,375

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

At-The-Market Equity Offering Program
The Company has in place an at-the-market equity offering program to sell up to an aggregate of $500.0 million of the Company’s common stock from time to time. The following table details the Company's at-the-market activity, including forward transactions:

	WEIGHTED AVERAGE SALE PRICE per share	SHARES PRICED	SHARES SETTLED	SHARES REMAINING TO BE SETTLED	NET PROCEEDS in millions
Balance, beginning of period	$—	—	—	1,823,259	$—
1Q 2021	$30.09	215,532	2,038,791	—	$62.7
April 2021	$30.81	4,133,619	—	4,133,619	$—
The 4.1 million shares remaining are expected to be settled by April 2022, and the Company expects net proceeds ranging from $120.9 million to $125.5 million, depending on the timing of settlement. Expected net proceeds are calculated by reducing the initial price by adjustments provided in the forward equity arrangements. After accounting for these settlements, the Company has approximately $163.6 million remaining available to be sold under the current sales agreements at the date of this filing.
Common Stock Dividends
During the three months ended March 31, 2021, the Company declared and paid common stock dividends totaling $0.3025 per share. On May 4, 2021, the Company declared a quarterly common stock dividend in the amount of $0.3025 per share payable on May 28, 2021 to stockholders of record on May 17, 2021.
Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's nonvested share-based awards are considered participating securities pursuant to the two-class method.
During the three months ended March 31, 2021, the Company did not enter into any forward sale agreements to sell shares of common stock through the Company's at-the-market equity offering program. The Company considered the accounting guidance governing financial instruments and derivatives to account for these agreements and concluded that it was not a liability as it did not embody obligations to repurchase our shares of common stock nor did it embody obligations to issue a variable number of shares for which the monetary value was predominately fixed, varying with something other than the fair value of the shares, or varying inversely in relation to the shares. In addition, the Company evaluated whether the agreements met the derivative and hedging guidance scope exception to be accounted for as an equity instrument and concluded that the agreements can be classified as equity.
The Company used the treasury method to determine the dilution from the forward equity agreements during the period of time prior to settlement. The number of weighted-average shares outstanding used in the computation of earnings per common share for the three months ended March 31, 2021 did not include the effect from any assumed issuance of shares of common stock pursuant to the settlement of the forward equity agreements at the contractual price, less the assumed repurchase of the common stock at the average market price using the proceeds, adjusted for costs to borrow. For the three months ended March 31, 2021, no weighted-average incremental shares of common stock were excluded from the computation of weighted-average common shares outstanding - diluted.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2021 and 2020.

	THREE MONTHS ENDED MARCH 31,
Dollars in thousands, except per share data	2021	2020
Weighted average common shares outstanding
Weighted average common shares outstanding	140,567,352	134,758,335
Non-vested shares	(1,793,598)	(1,722,090)
Weighted average common shares outstanding - basic	138,773,754	133,036,245

Weighted average common shares outstanding - basic	138,773,754	133,036,245
Dilutive effect of forward equity shares	—	—
Dilutive effect of employee stock purchase plan	97,064	113,321
Weighted average common shares outstanding - diluted	138,870,818	133,149,566

Net Income	$24,022	$4,315
Dividends paid on nonvested share-based awards	(540)	(517)
Net income applicable to common stockholders	$23,482	$3,798

Basic earnings per common share - net income	$0.17	$0.03
Diluted earnings per common share - net income	$0.17	$0.03

Incentive Plans
During the three months ended March 31, 2021, the Company made the following stock awards:
•On January 1, 2021, the Company granted non-vested stock awards to certain officers with a grant date fair value of $0.6 million which consisted of an aggregate 21,396 shares through its salary deferral program.
•On February 10, 2021, the Company granted non-vested stock awards to its four named executive officers, five senior vice presidents, and five first vice presidents with a grant date fair value totaling $3.8 million, which consisted of an aggregate 124,648 non-vested shares, with a five-year vesting period.
•Also, on February 10, 2021, the Company granted a performance-based award to officers, excluding the four named executive officers, five senior vice presidents, and five first vice presidents, under the Long-term Incentive Program totaling $0.6 million, which consisted of an aggregate 19,679 non-vested shares.
A summary of the activity under the Company's share-based incentive plans for the three months ended March 31, 2021 and 2020 is included in the table below.

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Share-based awards, beginning of period	1,766,061	1,754,066
Granted	165,723	39,344
Vested	(145,413)	(68,649)
Share-based awards, end of period	1,786,371	1,724,761
During the three months ended March 31, 2021 and 2020, the Company withheld 50,240 and 23,563 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

In addition to the share-based incentive plans, the Company maintains the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three months ended March 31, 2021 and 2020 is included in the table below.

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Outstanding and exercisable, beginning of period	341,647	332,659
Granted	253,200	212,716
Exercised	(15,965)	(11,904)
Forfeited	(19,161)	(22,981)
Expired	(144,422)	(139,794)
Outstanding and exercisable, end of period	415,299	370,696
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
The table below details the fair values and carrying values for notes and bonds payable at March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$1,609.3	$1,581.9	$1,602.8	$1,645.4
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could," "budget" and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the duration and scope of the COVID-19 pandemic; the impact of the COVID-19 pandemic on occupancy rates for the Company's properties, actions governments take in response to the COVID-19 pandemic, including the introduction of public health measures and other regulations affecting the Company’s properties and the operations of the Company and its tenants; the effects of health and safety measures adopted by the Company and its tenants related to the COVID-19 pandemic; the impact of the COVID-19 pandemic on the operations, business and financial condition of the Company and its tenants; general economic uncertainty in key markets as a result of the COVID-19 pandemic and a worsening of global economic conditions or low levels of economic growth; the status of capital markets, including availability and cost of capital; and the risks described in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, that could significantly affect the Company’s current plans and expectations and future financial condition and results.
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
For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the Securities and Exchange Commission, including this report and its Annual Report on Form 10-K for the year ended December 31, 2020.
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, borrowings under the Company's Amended and Restated Credit Agreement, dated as of May 31, 2019, as amended (the "Unsecured Credit Facility") and the Amended and Restated Term Loan Agreement, dated as of May 31, 2019, as amended (the "Unsecured Term Loan due 2024" and "Unsecured Term Loan due 2026"), proceeds from the sales of real estate properties, joint ventures, and proceeds from public or private debt or equity offerings. As of March 31, 2021, the Company had $693.0 million available to be drawn on its Unsecured Credit Facility and $12.1 million in cash. In addition, the Company has entered into forward equity agreements that have expected net proceeds of up to approximately $125.5 million, depending on the timing of settlement which is at the Company's election anytime through April 2022.
The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service, through cash flows from operations and the cash flow sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $4.4 billion at March 31, 2021, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
Dividends paid by the Company for the three months ended March 31, 2021 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends paid at the rate per quarter of $0.3025 per common share. The Company expects that additional cash flows from existing properties, acquisitions and developments will generate sufficient cash flows from operations such that dividends for the full year 2021 can be funded by cash flows from operations or other sources of liquidity described above.

Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2021 were approximately $69.8 million. Below is a summary of significant investing activities.
2021 Company Acquisitions
The following table details the Company's acquisitions for the three months ended March 31, 2021:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS
San Diego, CA	Scripps Health/UCSD	1/7/21	$17,150	22,461	0.02
Dallas, TX [2]	Baylor Scott & White Health	2/1/21	22,515	121,709	0.00
Atlanta, GA [2]	Wellstar Health System	2/17/21	9,800	44,567	0.19
Washington, D.C.	Sentara Healthcare	3/3/21	12,750	26,496	0.09

Total real estate acquisitions			$62,215	215,233

1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.
2Includes two properties.

Unconsolidated Joint Venture Acquisitions
The following table details the TIAA Joint Venture's acquisition for the three months ended March 31, 2021:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS	OWNERSHIP %
Denver, CO	HCA	3/30/21	$14,375	59,359	0.60	50%
1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within 2 miles of a hospital campus.

Subsequent to March 31, 2021, the TIAA Joint Venture acquired the following properties:

Dollars in thousands	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	OWNERSHIP %
Colorado Springs, CO	MOB	4/1/21	$7,200	27,510	50%
Los Angeles, CA	MOB	4/8/21	31,335	57,573	50%
San Antonio, TX	MOB	4/30/21	13,600	45,000	50%

			$52,135	130,083
2021 Dispositions
The Company disposed of two properties during the three months ended March 31, 2021 for a total sales price of $26.0 million, including cash proceeds of $25.4 million. In addition, the Company sold one property subsequent to the end of the quarter. The following table details these dispositions for the three months ended March 31, 2021:

Dollars in thousands	Date Disposed	Sales Price	Square Footage	1Q 2021 NOI	Property Type [1]
Los Angeles, CA [2]	3/11/21	$26,000	73,906	$(15)	MOB
1MOB = Medical office building
2Includes two properties sold to a single purchaser in two transactions which occurred on March 5 and March 11, 2021.

Subsequent Dispositions
On April 12, 2021 the Company disposed of a 19,732 square foot medical office building located in Atlanta, GA. The purchase price was $8.1 million and the Company's net investment in the building as of March 31, 2021 was approximately $5.7 million.

Capital Funding
During the three months ended March 31, 2021, the Company funded the following:
•$9.3 million toward development and redevelopment of properties;
•$3.8 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$5.2 million toward second generation tenant improvements; and
•$2.0 million toward capital expenditures.

Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2021 were approximately $24.1 million. Inflows from equity related to the Company's common stock issuances and net borrowings totaled $69.2 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $45.1 million primarily associated with dividends paid to common stockholders. See Notes 4 and 7 to the Condensed Consolidated Financial Statements for more information about capital markets and financing activities.

Common Stock Issuances
At-The-Market Equity Offering Program
The Company has in place an at-the-market equity offering program to sell up to an aggregate of $500.0 million of the Company’s common stock from time to time. The following table details the Company's at-the-market activity, including forward transactions:

	WEIGHTED AVERAGE SALE PRICE per share	SHARES PRICED	SHARES SETTLED	SHARES REMAINING TO BE SETTLED	NET PROCEEDS in millions
Balance, beginning of period	$—	—	—	1,823,259	$—
1Q 2021	$30.09	215,532	2,038,791	—	$62.7
April 2021	$30.81	4,133,619	—	4,133,619	$—
The 4.1 million shares remaining are expected to be settled by April 2022, and the Company expects net proceeds ranging from $120.9 million to $125.5 million, depending on the timing of settlement. Expected net proceeds are calculated by reducing the initial price by adjustments provided in the forward equity arrangements. After accounting for these settlements, the Company has approximately $163.6 million remaining available to be sold under the current sales agreements at the date of this filing.
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
Operating Activities
Cash flows provided by operating activities increased from $38.4 million for the three months ended March 31, 2020 to $42.5 million for the three months ended March 31, 2021. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses.
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
Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, below are some of the factors and trends that management believes may impact future operations of the Company.
Expiring Leases
The Company expects that approximately 15% to 20% of the leases will expire each year in the ordinary course of business. There are 548 leases totaling 1.7 million square feet that will expire during the remainder of 2021. Approximately 92% of the leases expiring in 2021 are in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first three months of the year was within this range.
Operating Expenses
The Company has historically experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company has historically incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of March 31, 2021, leases for 90% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 33% having modified gross lease structures and 57% having net lease structures.
Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	NUMBER OF PROPERTIES		GROSS REAL ESTATE INVESTMENT AS OF MARCH 31, 2021
YEAR EXERCISABLE	MOB	INPATIENT	FAIR MARKET VALUE METHOD [1]	NON FAIR MARKET VALUE METHOD [2]	TOTAL
Current [3]	2	1	$54,284	$—	$54,284
2022	1	—	—	14,984	14,984
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	4	—	48,175	19,459	67,634
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	1	—	40,983	—	40,983
2029	1	—	26,494	—	26,494
2030	—	—	—	—	—
2031 and thereafter	4	—	101,697	—	101,697
Total	13	1	$271,633	$34,443	$306,076
1The purchase option price includes a fair market value component that is determined by an appraisal process.
2Includes properties with stated purchase prices or prices based on fixed capitalization rates.
3These purchase options have been exercisable for an average of 13.6 years.

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
In addition to FFO, the Company presents Normalized FFO and FAD. Normalized FFO is presented by adding to FFO acquisition-related costs, acceleration of debt issuance costs, debt extinguishment costs and other Company-defined normalizing items to evaluate operating performance. FAD is presented by adding to Normalized FFO non-real estate depreciation and amortization, deferred financing fees amortization, stock-based compensation expense and provision for bad debts, net; and subtracting maintenance capital expenditures, including second generation tenant improvements and leasing commissions paid and straight-line rent income, net of expense. The Company's definition of these terms may not be comparable to that of other real estate companies as they may have different methodologies for computing these amounts. FFO, Normalized FFO and FAD should not be considered as an alternative to net income as an indicator of the Company's financial performance or to cash flow from operating activities as an indicator of the Company's liquidity. FFO, Normalized FFO and FAD should be reviewed in connection with GAAP financial measures.
Management believes FFO, Normalized FFO, FFO per share, Normalized FFO per share and FAD ("Non-GAAP Measures") provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Non-GAAP Measures can facilitate comparisons of operating performance between periods. The Company reports Non-GAAP Measures because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these Non-GAAP Measures. However, none of these measures represent cash generated from operating activities determined in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs. Further, these measures should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles net income to FFO, Normalized FFO and FAD for the three months ended March 31, 2021 and 2020.

	THREE MONTHS ENDED MARCH 31,
Amounts in thousands, except per share data	2021	2020
Net income	$24,022	$4,315
(Gain) loss on sales of real estate properties	(18,890)	49
Impairment of real estate properties	834	—
Real estate depreciation and amortization	51,311	48,531
Proportionate share of unconsolidated joint ventures	813	80
FFO attributable to common stockholders	$58,090	$52,975
Acquisition and pursuit costs [1]	744	750
Lease intangible amortization	(72)	745
Forfeited earnest money received	(500)	—
Unconsolidated JV normalizing items [2]	27	—
Normalized FFO attributable to common stockholders	$58,289	$54,470
Non-real estate depreciation and amortization	673	823
Non-cash interest expense amortization [3]	894	746
Provision for bad debt, net	(79)	(83)
Straight-line rent, net	(1,094)	(668)
Stock-based compensation	3,019	2,599
Unconsolidated JV non-cash items [4]	(357)	8
Normalized FFO adjusted for non-cash items	$61,345	$57,895
2nd generation TI	(5,189)	(6,040)
Leasing commissions paid	(1,193)	(2,824)
Capital additions	(2,019)	(3,470)
FAD	$52,944	$45,561
FFO per common share - diluted	$0.42	$0.40
Normalized FFO per common share - diluted	$0.42	$0.41
FFO weighted average common shares outstanding - diluted [5]	139,714	133,980
1Acquisition and pursuit costs include third-party and travel costs related to the pursuit of acquisitions and developments.
2Includes the Company's proportionate share of acquisition and pursuit costs related to unconsolidated joint ventures.
3Includes the amortization of deferred financing costs, discounts and premiums.
4Includes the Company's proportionate share of straight-line rent, net related to unconsolidated joint ventures.
5The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 843,173 for the three months ended March 31, 2021.

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
•Properties that experience a loss of occupancy over 30% in a single quarter; or
•Properties with negative NOI that is expected to last at least two quarters.
Any recently acquired property will be included in the same store pool once the Company has owned the property for eight full quarters. Newly developed properties will be included in the same store pool eight full quarters after substantial completion. Any additional square footage created by redevelopment projects at a same store property is included in the same store pool immediately upon completion. Any property included in the reposition property group will be included in the same store analysis once occupancy has increased to 60% or greater with positive NOI and has remained at that level for eight full quarters.
During the first quarter of 2021, the Company's reposition pool decreased by one property to a total of nine properties as a result of the property being reclassified from reposition to held for sale.
The following table reflects the Company's same store cash NOI for the three months ended March 31, 2021 and 2020.

	NUMBER OF PROPERTIES	GROSS INVESTMENT at March 31, 2021	SAME STORE CASH NOI for the three months ended March 31,
Dollars in thousands			2021	2020
Same store properties	167	$3,587,129	$65,009	$63,696

The following tables reconcile net income to same store NOI and the same store property metrics to the total owned real estate portfolio for the three months ended March 31, 2021 and 2020:

Reconciliation of Same Store Cash NOI

	THREE MONTHS ENDED MARCH 31,
Dollars in thousands	2021	2020
Net income	$24,022	$4,315
Other income (expense)	(5,220)	13,927
General and administrative expense	8,499	8,766
Depreciation and amortization expense	50,079	47,497
Other expenses [1]	3,150	3,740
Straight-line rent revenue	(1,461)	(1,043)
Joint venture properties	465	78
Other revenue [2]	(1,865)	(2,004)
Cash NOI	77,669	75,276
Cash NOI not included in same store	(12,660)	(11,580)
Same store cash NOI	65,009	63,696
Reposition NOI	881	1,330
Same store and reposition cash NOI	$65,890	$65,026
1Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.
2Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF MARCH 31, 2021
Dollars in thousands	PROPERTY COUNT	GROSS INVESTMENT	SQUARE FEET	OCCUPANCY
Same store properties	167	$3,587,129	12,981,334	88.6%
Acquisitions	45	788,875	2,091,663	89.8%
Development completions	2	81,940	261,914	64.5%
Reposition	9	118,362	741,798	59.7%
Total owned real estate properties	223	$4,576,306	16,076,709	87.1%
Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The Company’s results of operations for the three months ended March 31, 2021 compared to the same period in 2020 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income increased $5.7 million, or 4.7%, for the three months ended March 31, 2021 compared to the prior year period. This increase is comprised of the following:
•Acquisitions in 2020 and 2021 contributed $8.6 million.
•A development completed in 2020 contributed $0.7 million.
•Leasing activity, including contractual rent increases, contributed $1.2 million.
•Dispositions in 2020 and 2021 resulted in a decrease of $4.8 million.
Other operating income decreased $0.2 million, or 9.8%, from the prior year period primarily due to a reduction in variable parking revenue.
Expenses
Property operating expenses increased $2.7 million, or 5.4%, for the three months ended March 31, 2021 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2020 and 2021 resulted in an increase of $3.2 million.
•A development completed in 2020 resulted in an increase of $0.1 million.
•Increases in portfolio operating expenses as follows:
•Portfolio property tax expense of $0.2 million; and
•Compensation increase of $0.2 million.
•Decreases in portfolio operating expenses as follows:
•Legal and other administrative costs of $0.3 million; and
•Intangible amortization write-off in the first quarter of 2020 due the acquisition of previously ground leased land totaling $0.7 million.
General and administrative expenses decreased approximately $0.3 million, or 3.0%, for the three months ended March 31, 2021 compared to the prior year period primarily as a result of a decrease in travel expense.
Depreciation and amortization expense increased $2.6 million, or 5.4%, for the three months ended March 31, 2021 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2020 and 2021 and a development in 2020 resulted in an increase of $5.0 million.
•Various building and tenant improvement expenditures resulted in an increase of $2.4 million.
•Dispositions in 2020 and 2021 resulted in a decrease of $1.9 million, including $0.3 million related to properties that were reclassified to held for sale.
•Assets that became fully depreciated resulted in a decrease of $2.9 million.

Other Income (Expense)
Gains on sale of real estate properties
In the first quarter of 2021, the Company recognized a gain of approximately $18.9 million on the sale of two properties.
Interest expense
Interest expense decreased $0.7 million or 5.0%, for the three months ended March 31, 2021 compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED MARCH 31,		CHANGE
Dollars in thousands	2021	2020	$	%
Contractual interest	$12,239	$13,398	$(1,159)	(8.7)%
Net discount/premium accretion	47	52	(5)	(9.6)%
Deferred financing costs amortization	698	637	61	9.6%
Interest rate swap amortization	42	42	—	—%
Treasury hedge amortization	107	15	92	613.3%
Interest cost capitalization	(118)	(421)	303	(72.0)%
Right-of-use assets financing amortization	247	237	10	4.2%
Total interest expense	$13,262	$13,960	$(698)	(5.0)%
Contractual interest expense decreased $1.2 million, or 8.7%, primarily due to the following activity:
•The unsecured senior notes due 2031 and the Senior Notes due 2030 accounted for an increase of approximately $3.0 million.
•The redemption of the unsecured senior notes due 2023 accounted for a decrease of $2.3 million.
•The Unsecured Term Loan due 2024 and the Unsecured Term Loan due 2026, net of swaps, accounted for an increase of approximately $0.5 million.
•The Unsecured Credit Facility accounted for a decrease of approximately $1.9 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.5 million.
Impairment of Real Estate Properties
Impairment of real estate properties totaling approximately $0.8 million was associated with the fair value impairment of in relation to a contract to sell three real estate properties.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from the TIAA Joint Venture and its parking garage joint ventures. These losses are primarily attributable to non-cash depreciation expense. See Note 2 for more details regarding the Company's unconsolidated joint ventures.
Interest and other income (expense), net
In the first quarter of 2021, the Company recorded approximately $0.5 million from a forfeited earnest money deposit.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2021, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three ended March 31, 2021, the Company withheld and canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs	MAXIMUM NUMBER OF SHARES that may yet be purchased under the plans or programs
January 1 - January 31	—	$—	—	—
February 1 - February 28	50,240	30.95	—	—
March 1 - March 31	—	—	—	—
Total	50,240
On May 4, 2021, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. The Company is not obligated under this authorization to repurchase any specific number of shares. This authorization supersedes all previous stock repurchase authorizations. As of the date of this report, the Company has not repurchased any shares of its common stock under this authorization.

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

Exhibit 4.4	Form of 3.75% Senior Note due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.3 thereto) [4]
Exhibit 4.5
Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein) [5]

Exhibit 4.6	Form of 3.875% Senior Note due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.5 thereto) [5]
Exhibit 4.7	Seventh Supplemental Indenture, dated December 11, 2017, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee. [6]
Exhibit 4.8	Form of 3.625% Senior Note due 2028 (set forth in Exhibit B to the Seventh Supplemental Indenture filed as Exhibit 4.7 hereto). [6]
Exhibit 4.9	Eighth Supplemental Indenture, dated March 18, 2020, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee.[7]
Exhibit 4.10	Form of 2.400% Senior Note due 2030 (set forth in Exhibit B to the Eighth Supplemental Indenture filed as Exhibit 4.9 hereto). [7]
Exhibit 4.11	Ninth Supplemental Indenture, dated October 2, 2020, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee. [8]
Exhibit 4.12	Form of 2.050% Senior Note due 2031 (set forth in Exhibit B to the Ninth Supplemental Indenture filed as Exhibit 4.11 hereto). [8]
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
May 5, 2021