Form 10-Q
period 2021-06-30
HEALTHCARE REALTY TRUST INC
filed 2021-08-04
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-11852

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	62-1507028
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 31, 2021, the Registrant had 145,529,657 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
June 30, 2021

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited JUNE 30, 2021	DECEMBER 31, 2020
Real estate properties
Land	$375,374	$362,695
Buildings, improvements and lease intangibles	4,249,352	4,220,297
Personal property	11,589	11,195
Investment in financing receivable, net	104,642	—
Construction in progress	1,147	—
Land held for development	27,226	27,226
Total real estate properties	4,769,330	4,621,413
Less accumulated depreciation and amortization	(1,285,251)	(1,239,224)
Total real estate properties, net	3,484,079	3,382,189
Cash and cash equivalents	18,739	15,303
Assets held for sale, net	21,065	20,646
Operating lease right-of-use assets	121,288	125,198
Financing lease right-of-use assets	19,450	19,667
Investments in unconsolidated joint ventures	117,935	73,137
Other assets, net	182,123	176,120
Total assets	$3,964,679	$3,812,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$1,614,479	$1,602,769
Accounts payable and accrued liabilities	74,927	81,174
Liabilities of assets held for sale	942	1,216
Operating lease liabilities	92,110	92,273
Financing lease liabilities	18,648	18,837
Other liabilities	67,319	67,615
Total liabilities	1,868,425	1,863,884
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 300,000 shares authorized; 145,530 and 139,487 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,455	1,395
Additional paid-in capital	3,818,592	3,635,341
Accumulated other comprehensive loss	(13,580)	(17,832)
Cumulative net income attributable to common stockholders	1,246,617	1,199,499
Cumulative dividends	(2,956,830)	(2,870,027)
Total stockholders' equity	2,096,254	1,948,376
Total liabilities and stockholders' equity	$3,964,679	$3,812,260
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2021 and 2020
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2021	2020	2021	2020
Revenues
Rental income	$128,486	$122,358	$256,874	$245,001
Interest from financing receivable, net	510	—	510	—
Other operating	2,427	1,332	4,378	3,496
	131,423	123,690	261,762	248,497
Expenses
Property operating	51,509	46,580	103,724	96,134
General and administrative	8,545	7,434	17,044	16,199
Acquisition and pursuit costs	670	431	1,414	1,181
Depreciation and amortization	49,826	47,691	99,905	95,188
	110,550	102,136	222,087	208,702
Other Income (Expense)
Gain on sales of real estate properties	20,970	68,267	39,860	68,218
Interest expense	(13,261)	(14,442)	(26,523)	(28,402)
Impairment of real estate properties	(5,078)	—	(5,912)	—
Equity loss from unconsolidated joint ventures	(146)	(116)	(220)	(127)
Interest and other income (expense), net	(262)	250	238	344
	2,223	53,959	7,443	40,033
Net Income	$23,096	$75,513	$47,118	$79,828

Basic earnings per common share	$0.16	$0.56	$0.33	$0.59
Diluted earnings per common share	$0.16	$0.56	$0.33	$0.59

Weighted average common shares outstanding - basic	141,917	133,634	140,354	133,335
Weighted average common shares outstanding - diluted	142,049	133,696	140,468	133,420
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2021 and 2020
Amounts in thousands
Unaudited

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2021	2020	2021	2020
Net income	$23,096	$75,513	$47,118	$79,828
Other comprehensive income (loss)
Interest rate swaps
Reclassification adjustments for losses included in net income (interest expense)	1,114	938	2,209	1,267
Gains (losses) arising during the period on interest rate swaps	(807)	(1,455)	2,043	(11,119)
Losses on settlement of treasury rate locks arising during the period	—	—	—	(4,267)
	307	(517)	4,252	(14,119)
Comprehensive income	$23,403	$74,996	$51,370	$65,709
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Three Months Ended June 30, 2021 and 2020
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at March 31, 2021	$1,417	$3,699,867	$(13,887)	$1,223,521	$(2,912,809)	$1,998,109
Issuance of common stock, net of issuance costs	38	116,153	—	—	—	116,191
Common stock redemptions	—	(55)	—	—	—	(55)
Share-based compensation	—	2,627	—	—	—	2,627
Net income	—	—	—	23,096	—	23,096
Reclassification adjustments for losses included in net income (interest expense)	—	—	1,114	—	—	1,114
Losses arising during the period on interest rate swaps and treasury rate locks	—	—	(807)	—	—	(807)
Dividends to common stockholders ($0.3025 per share)	—	—	—	—	(44,021)	(44,021)
Balance at June 30, 2021	$1,455	$3,818,592	$(13,580)	$1,246,617	$(2,956,830)	$2,096,254

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at March 31, 2020	$1,349	$3,494,123	$(19,777)	$1,131,619	$(2,747,886)	$1,859,428
Issuance of common stock, net of issuance costs	11	33,031	—	—	—	33,042
Share-based compensation	—	2,405	—	—	—	2,405
Net income	—	—	—	75,513	—	75,513
Reclassification adjustments for losses included in net income (interest expense)	—	—	938	—	—	938
Losses arising during the period on interest rate swaps	—	—	(1,455)	—	—	(1,455)
Dividends to common stockholders ($0.3000 per share)	—	—	—	—	(40,510)	(40,510)
Balance at June 30, 2020	$1,360	$3,529,559	$(20,294)	$1,207,132	$(2,788,396)	$1,929,361
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2021 and 2020
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2020	$1,395	$3,635,341	$(17,832)	$1,199,499	$(2,870,027)	$1,948,376
Issuance of common stock, net of issuance costs	59	179,216	—	—	—	179,275
Common stock redemptions	(1)	(1,610)	—	—	—	(1,611)
Share-based compensation	2	5,645	—	—	—	5,647
Net income	—	—	—	47,118	—	47,118
Reclassification adjustments for losses included in net income (interest expense)	—	—	2,209	—	—	2,209
Gains arising during the period on interest rate swaps and treasury rate locks	—	—	2,043	—	—	2,043
Dividends to common stockholders ($0.6050 per share)	—	—	—	—	(86,803)	(86,803)
Balance at June 30, 2021	$1,455	$3,818,592	$(13,580)	$1,246,617	$(2,956,830)	$2,096,254

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2019	$1,347	$3,485,003	$(6,175)	$1,127,304	$(2,707,470)	$1,900,009
Issuance of common stock, net of issuance costs	12	40,351	—	—	—	40,363
Common stock redemptions	—	(798)	—	—	—	(798)
Share-based compensation	1	5,003	—	—	—	5,004
Net income	—	—	—	79,828	—	79,828
Reclassification adjustments for losses included in net income (interest expense)	—	—	1,267	—	—	1,267
Losses arising during the period on interest rate swaps	—	—	(15,386)	—	—	(15,386)
Dividends to common stockholders ($0.6000 per share)	—	—	—	—	(80,926)	(80,926)
Balance at June 30, 2020	$1,360	$3,529,559	$(20,294)	$1,207,132	$(2,788,396)	$1,929,361

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2021 and 2020
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	SIX MONTHS ENDED June 30,
	2021	2020
Net income	$47,118	$79,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,905	95,188
Other amortization	1,728	2,510
Share-based compensation	5,647	5,004
Amortization of straight-line rent receivable (lessor)	(3,024)	(1,807)
Amortization of straight-line rent on operating leases (lessee)	735	749
Gain on sales of real estate properties	(39,860)	(68,218)
Impairment of real estate properties	5,912	—
Equity loss from unconsolidated joint ventures	220	127
Distributions from unconsolidated joint ventures	—	184
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(4,746)	(1,272)
Accounts payable and accrued liabilities	(10,418)	(5,902)
Other liabilities	2,412	(1,152)
Net cash provided by operating activities	105,629	105,239

INVESTING ACTIVITIES
Acquisitions of real estate	(100,121)	(87,417)
Development of real estate	(1,415)	(2,678)
Additional long-lived assets	(41,839)	(44,316)
Investments in unconsolidated joint ventures	(45,018)	—
Investment in financing receivable	(104,648)	—
Proceeds from sales of real estate properties	90,144	—
Net cash used in investing activities	(202,897)	(134,411)

FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	13,000	(293,000)
Borrowings on term loan	—	150,000
Borrowings of notes and bonds payable	—	298,995
Repayments of notes and bonds payable	(1,925)	(31,698)
Dividends paid	(86,803)	(80,926)
Net proceeds from issuance of common stock	179,381	40,169
Common stock redemptions	(2,014)	(892)
Settlement of treasury rate locks	—	(4,267)
Debt issuance and assumption costs	(252)	(3,018)
Payments made on finance leases	(683)	(3,168)
Net cash provided by financing activities	100,704	72,195

Increase in cash and cash equivalents	3,436	43,023
Cash and cash equivalents at beginning of period	15,303	657
Cash and cash equivalents at end of period	$18,739	$43,680

Supplemental Cash Flow Information
Interest paid	$24,659	$26,101
Invoices accrued for construction, tenant improvements and other capitalized costs	$19,506	$10,013
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$—	$19,269
Capitalized interest	$154	$706
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of June 30, 2021, the Company had gross investments of approximately $4.7 billion in 227 real estate properties located in 24 states totaling approximately 16.3 million square feet. The Company provided leasing and property management services to approximately 13.4 million square feet nationwide. The Company owns 50% of an unconsolidated joint venture with Teachers Insurance and Annuity Association ("TIAA Joint Venture") and earns certain fees as the managing member. As of June 30, 2021, the TIAA Joint Venture owned nine real estate properties. See Note 2 for more details regarding the Company's unconsolidated joint ventures.

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
As of June 30, 2021, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 2 for more details regarding the Company's unconsolidated joint ventures.

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
The Company considered the impact of COVID-19 on these assumptions and estimates used and determined that there were no material adverse impacts on the Company's results of operations and financial position at June 30, 2021. There can be no assurance that COVID-19 will not have a future material adverse impact on the financial results and business operations of the Company.
Investments in Leases - Financing Receivables, Net
In accordance with Accounting Standards Codification ("ASC") 842, for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller (i.e., a sale leaseback transaction), control of the asset is not considered to have transferred when the seller-lessee has a purchase option. As a result, the Company does not recognize the underlying real estate asset but instead recognizes a financial asset in accordance with ASC 310 “Receivables”. In the second quarter of 2021, the Company acquired a building in San Diego, California in a sale leaseback transaction in which the seller-lessee had a purchase option. Therefore, control was not considered to be transferred under GAAP. Accordingly, this transaction was accounted for as a financing receivable and recorded on the Condensed Consolidated Balance Sheet in the line item Investment in financing receivable, net. The Company evaluated the impact of ASC 326, "Credit Losses" to the financing receivable, and the amount calculated was determined to be immaterial and therefore not recorded.
Income from Leases and Lease Financing Receivables
The Company recognizes the related income from the financing receivable based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable will not equal the cash payments from the lease agreement.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. These amounts will be recognized as a reduction to Income from investments in the financing receivable, net over the life of the lease.
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
Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Income in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
in thousands	2021	2020	2021	2020
Type of Revenue
Parking income	$1,880	$1,227	$3,538	$3,278
Management fee income	419	69	658	147
Miscellaneous	128	36	182	71
	$2,427	$1,332	$4,378	$3,496
The Company’s major types of revenue that are accounted for under Topic 606 that are listed above are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time, and the Company recognizes revenue monthly based on this principle.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
New Accounting Pronouncements
Accounting Standards Update No. 2020-04
On March 12, 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Note 2. Real Estate Investments
2021 Company Acquisitions
The following table details the Company's acquisitions for the six months ended June 30, 2021:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [1]	REAL ESTATE	OTHER [2]	SQUARE FOOTAGE
San Diego, CA 3	1/7/21	$17,150	$17,182	$17,182	$—	22,461
Dallas, TX [4]	2/1/21	22,515	22,299	22,641	(342)	121,709
Atlanta, GA [4]	2/17/21	9,800	10,027	10,073	(46)	44,567
Washington, D.C.	3/3/21	12,750	12,709	12,658	51	26,496
Houston, TX	5/14/21	13,500	12,986	13,379	(393)	45,393
San Diego, CA [5]	5/28/21	102,650	103,984	104,629	(645)	160,394
Greensboro, NC	6/28/21	9,390	9,475	10,047	(572)	25,168
Baltimore, MD	6/29/21	14,600	14,357	14,437	(80)	33,316

Total real estate acquisitions		$202,355	$203,019	$205,046	$(2,027)	479,504
1Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
2Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
3Represents a single-tenant property.
4Includes two properties.
5The Company accounted for this transaction as a financing receivable.

Subsequent to June 30, 2021, the Company acquired the following properties:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE
Denver, CO [1]	7/16/21	$70,426	259,555
Greensboro, NC [2]	7/19/21	6,400	18,119
Colorado Springs, CO	7/27/21	33,400	69,526

		$110,226	347,200
1Includes three properties.
2Represents a single-tenant property.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Unconsolidated Joint Venture Acquisitions
The TIAA Joint Venture is not consolidated for purposes of the Company's Condensed Consolidated Financial Statements. The following table details the TIAA Joint Venture acquisition for the six months ended June 30, 2021:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [1]	REAL ESTATE	OTHER [2]	SQUARE FOOTAGE	OWNERSHIP %
Denver, CO	3/30/21	$14,375	$14,056	$14,550	$(494)	59,359	50%
Colorado Springs, CO	4/1/21	7,200	7,288	7,347	(59)	27,510	50%
Los Angeles, CA	4/8/21	31,335	30,179	30,642	(463)	57,573	50%
San Antonio, TX	4/30/21	13,600	13,412	13,656	(244)	45,000	50%
Los Angeles, CA	5/10/21	24,600	24,259	24,147	112	73,078	50%

Total real estate acquisitions		$91,110	$89,194	$90,342	$(1,148)	262,520

1Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
2Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.

Subsequent to June 30, 2021, the TIAA Joint Venture acquired the following properties:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	OWNERSHIP %
Colorado Springs, CO [1]	7/27/21	$9,133	23,956	50%
1Includes purchase of adjoining 3.0 acre land parcel.

Unconsolidated Joint Ventures
The Company's investment in and loss recognized for the three and six months ended June 30, 2021 and 2020 related to its joint ventures accounted for under the equity method are shown in the table below:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
Dollars in thousands	2021	2020	2021	2020

Investments in unconsolidated joint ventures, beginning of period [1]	$83,943	$8,000	$73,137	$8,130
New investments during the period	34,138	—	45,018	—
Equity loss recognized during the period [1]	(146)	(116)	(220)	(127)
Owner distributions	—	(65)	—	(184)
Investments in unconsolidated joint ventures, end of period [1]	$117,935	$7,819	$117,935	$7,819
1In addition to the TIAA Joint Venture, the Company also has a 55% and 27% ownership interest, respectively, in two limited liability companies that each own a parking garage in Atlanta, Georgia.

2021 Real Estate Asset Dispositions
The following table details the Company's dispositions for the six months ended June 30, 2021:

Dollars in millions	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER (INCLUDING RECEIVABLES) [1]	GAIN/(IMPAIRMENT)	SQUARE FOOTAGE
Los Angeles, CA [2]	3/11/21	$26,000	$(555)	$25,445	$6,046	$509	$18,890	73,906
Atlanta, GA [3]	4/12/21	8,050	(272)	7,778	5,675	151	1,952	19,732
Richmond, VA [3]	5/18/21	52,000	(314)	51,686	29,414	3,270	19,002	142,856
Gadsden, AL [3,4]	5/19/21	5,500	(280)	5,220	5,914	175	(869)	120,192

Total dispositions		$91,550	$(1,421)	$90,129	$47,049	$4,105	$38,975	356,686

1Includes straight-line rent receivables, leasing commissions and lease inducements.
2Includes two properties sold to a single purchaser in two transactions which occurred on March 5 and March 11, 2021.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
3Previously classified as held for sale.
4Includes three properties.

Assets Held for Sale
As of June 30, 2021 and December 31, 2020, the Company had four properties classified as assets held for sale. The four properties and an associated land parcel located in Dallas, Texas were sold on July 9, 2021. The sales price was $23.0 million and the Company's net investment in the buildings and land parcel as of June 30, 2021 was approximately $18.7 million.
The table below reflects the assets and liabilities of the properties classified as held for sale as of June 30, 2021 and December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Balance Sheet data:
Land	$1,664	$1,664
Building, improvements and lease intangibles	27,466	27,443
Personal property	39	39
	29,169	29,146
Accumulated depreciation	(10,444)	(10,455)
Real estate assets held for sale, net	18,725	18,691
Other assets, net	2,340	1,955
Assets held for sale, net	$21,065	$20,646

Accounts payable and accrued liabilities	$622	$533
Other liabilities	320	683
Liabilities of assets held for sale	$942	$1,216
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
The Company's leases typically have escalators that are either based on a stated percentage or an index such as consumer price index ("CPI"). In addition, most of the Company's leases include nonlease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the three and six months ended June 30, 2021 was $128.5 million and $256.9 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements, as of June 30, 2021 were as follows:

In thousands	OPERATING
2021	$197,162
2022	364,748
2023	316,864
2024	249,638
2025	199,827
2026 and thereafter	553,214
$1,881,453
Lessee Accounting
As of June 30, 2021, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of June 30, 2021, the Company had 105 properties totaling 8.8 million square feet that were held under ground leases. Some of the ground lease renewal terms are based on fixed rent renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on CPI. The Company had 43 prepaid ground leases as of June 30, 2021. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.1 million and $0.2 million of the Company’s rental expense for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.
The Company’s future lease payments (primarily for its 62 non-prepaid ground leases) as of June 30, 2021 were as follows:

In thousands	OPERATING	FINANCING
2021	$2,049	$290
2022	4,932	783
2023	4,971	793
2024	5,027	815
2025	5,068	826
2026 and thereafter	303,574	87,983
Total undiscounted lease payments	325,621	91,490
Discount	(233,511)	(72,842)
Lease liabilities	$92,110	$18,648

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The following table provides details of the Company's total lease expense for the three and six months ended June 30, 2021 and 2020:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
In thousands	2021	2020	2021	2020
Operating lease cost
Operating lease expense	$1,182	$1,175	$2,360	$2,349
Variable lease expense	972	804	1,868	1,604

Finance lease cost
Amortization of right-of-use assets	88	78	176	148
Interest on lease liabilities	247	240	493	477
Total lease expense	$2,489	$2,297	$4,897	$4,578

Other information
Operating cash flows outflows related to operating leases	$2,587	$1,416	$4,431	$3,972
Financing cash flows outflows related to financing leases	$321	$2,847	$683	$3,168
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$7,212	$—	$7,212

Weighted-average remaining lease term (excluding renewal options) - operating leases	48.1	49.1
Weighted-average remaining lease term (excluding renewal options) - finance leases	64.5	65.0
Weighted-average discount rate - operating leases	5.7%	5.7%
Weighted-average discount rate - finance leases	5.4%	5.4%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	MATURITY DATES	BALANCE AS OF		EFFECTIVE INTEREST RATE as of 6/30/2021
Dollars in thousands		6/30/2021	12/31/2020
$700 million Unsecured Credit Facility	5/23	$13,000	$—	1.00%
$200 million Unsecured Term Loan due 2024, net of issuance costs [1]	5/24	199,348	199,236	1.95%
$150 million Unsecured Term Loan due 2026, net of issuance costs [2]	6/26	149,306	149,479	2.48%
Senior Notes due 2025, net of discount and issuance costs [3]	5/25	248,906	248,776	4.08%
Senior Notes due 2028, net of discount and issuance costs	1/28	296,365	296,123	3.84%
Senior Notes due 2030, net of discount and issuance costs [4]	3/30	296,640	296,468	2.71%
Senior Notes due 2031, net of discount and issuance costs	3/31	295,149	294,924	2.24%
Mortgage notes payable, net of discounts and issuance costs and including premiums	11/22-4/27	115,765	117,763	4.07%
		$1,614,479	$1,602,769
1The effective interest rate includes the impact of interest rate swaps on $75.0 million at a weighted average rate of 2.37% (plus the applicable margin rate, currently 100 basis points).
2The effective interest rate includes the impact of interest rate swaps on $100.0 million at a weighted average rate of 2.23% (plus the applicable margin rate, currently 95 basis points).
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

Changes in Debt Structure
On June 1, 2021, the Company entered into a second amendment to the Amended and Restated Term Loan, dated May 31, 2019 that reduced the current interest rate on the $150 million portion of the loan due 2026 from LIBOR plus a margin rate ranging from 1.45% to 2.40% (previously 1.60%) to LIBOR plus a margin rate ranging from 0.80% to 1.60% (0.95% as of June 30, 2021). With the amendment, the Company paid up front fees of approximately $0.5 million, of which $0.2 million was paid to lenders, capitalized and amortized over the remainder of the term of the loan, and $0.3 million was paid to lenders as administrators and was expensed in the second quarter of 2021. In addition, the amendment added a sustainability metric incentive tied to increasing the Company's properties with green building certifications.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
As of June 30, 2021, the Company had eight outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

DERIVATIVE INSTRUMENT	NUMBER OF INSTRUMENTS	NOTIONAL AMOUNT in millions
Interest rate swaps	8	$175.0

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of June 30, 2021.

	BALANCE AT JUNE 30, 2021
In thousands	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps	Other liabilities	$9,219
Total derivatives designated as hedging instruments		$9,219
Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three and six months ended June 30, 2021 and 2020 related to the Company's outstanding interest rate swaps.

	(GAIN) LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended June 30,			LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended June 30,
In thousands	2021	2020		2021	2020
Interest rate swaps	$807	$1,455	Interest expense	$965	$789
Settled treasury hedges	—	—	Interest expense	107	107
Settled interest rate swaps	—	—	Interest expense	42	42
	$807	$1,455	Total interest expense	$1,114	$938

	(GAIN) LOSS RECOGNIZED IN AOCI ON DERIVATIVE six months ended June 30,			LOSS RECLASSIFIED FROM AOCI INTO INCOME six months ended June 30,
In thousands	2021	2020		2021	2020
Interest rate swaps	$(2,043)	$11,119	Interest expense	$1,912	$1,061
Settled treasury hedges	—	4,267	Interest expense	213	122
Settled interest rate swaps	—	—	Interest expense	84	84
	$(2,043)	$15,386	Total interest expense	$2,209	$1,267
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
As of June 30, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $9.6 million. As of June 30, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 6. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Redevelopment Activity
During the second quarter of 2021, the Company continued the redevelopment of 110,860 square feet of a 217,114 square foot medical office building in Dallas, Texas. As of June 30, 2021, the Company had funded approximately $0.5 million in project costs. The building continues to operate with in-place leases during construction. The first new tenant lease of the redevelopment is expected to commence in the first quarter of 2022.
During the second quarter of 2021, the Company continued the redevelopment of a 110,883 square foot medical office building in Memphis, Tennessee. As of June 30, 2021, the Company had funded approximately $28.1 million in project costs. The core and shell portion of this redevelopment was completed and the first new tenant took occupancy in the first quarter of 2021, with the construction of tenant spaces to be completed throughout the remainder of 2021.
In April 2021, the Company began the redevelopment of a medical office building in Tacoma, Washington. As of June 30, 2021, the Company had funded approximately $1.3 million in project costs. The redevelopment includes interior and exterior improvements to the existing building, plus the addition of 23,000 square feet. The Company expects the tenant lease for the expansion space to commence in the second quarter of 2022.
In July 2021, the Company began the redevelopment of a medical office building in Nashville, Tennessee. The Company expects to construct a new 106,194 square foot medical office building with the initial tenant lease expected to commence in the second quarter of 2023. The redevelopment includes the demolition of an existing 81,000 square foot medical office building. In the second quarter of 2021, the Company recognized an impairment charge of $5.0 million related to the existing building.
Note 7. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the six months ended June 30, 2021 and the year ended December 31, 2020:

	SIX MONTHS ENDED	TWELVE MONTHS ENDED
	JUNE 30, 2021	DECEMBER 31, 2020
Balance, beginning of period	139,487,375	134,706,154
Issuance of common stock	5,890,468	4,637,445
Nonvested share-based awards, net of withheld shares	151,729	143,776
Balance, end of period	145,529,572	139,487,375

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

At-The-Market Equity Offering Program
The Company has in place an at-the-market equity offering program to sell up to an aggregate of $500.0 million of the Company’s common stock from time to time. The following table details the Company's at-the-market activity, including forward transactions:

	WEIGHTED AVERAGE SALE PRICE per share	SHARES PRICED	SHARES SETTLED	SHARES REMAINING TO BE SETTLED	NET PROCEEDS in millions
Balance at December 31, 2020	$—	—	—	1,823,259	$—
1Q 2021	$30.09	215,532	2,038,791	—	$62.7
2Q 2021	$30.99	5,835,400	3,827,971	2,007,429	$116.1
July 2021	$31.06	1,670,186	—	3,677,615	$—
The 3.7 million shares remaining to be settled in forward equity arrangements are expected to be settled by July 2022, and the Company expects gross proceeds of $114.8 million, depending on the timing of settlement. Expected net proceeds are calculated by reducing the initial price by adjustments provided in the forward equity arrangements. After accounting for these settlements, the Company has approximately $58.2 million remaining available to be sold under the current sales agreements at the date of this filing.
Common Stock Dividends
During the six months ended June 30, 2021, the Company declared and paid common stock dividends totaling $0.6050 per share. On August 3, 2021, the Company declared a quarterly common stock dividend in the amount of $0.3025 per share payable on August 31, 2021 to stockholders of record on August 16, 2021.
Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
During the three months ended June 30, 2021, the Company entered into forward sale agreements to sell approximately 5.8 million shares of common stock through the Company's at-the-market equity offering program. The Company considered the accounting guidance governing financial instruments and derivatives to account for these agreements and concluded that it was not a liability as it did not embody obligations to repurchase our shares of common stock nor did it embody obligations to issue a variable number of shares for which the monetary value was predominately fixed, varying with something other than the fair value of the shares, or varying inversely in relation to the shares. In addition, the Company evaluated whether the agreements met the derivative and hedging guidance scope exception to be accounted for as an equity instrument and concluded that the agreements can be classified as equity.
The Company used the treasury method to determine the dilution from the forward equity agreements during the period of time prior to settlement. The number of weighted-average shares outstanding used in the computation of earnings per common share for the three and six months ended June 30, 2021 included the effect from the assumed issuance of 2.0 million shares of common stock pursuant to the settlement of the forward equity agreements at the contractual price, less the assumed repurchase of the common stock at the average market price using the proceeds, adjusted for costs to borrow. For the three and six months ended June 30, 2021, no weighted-average incremental shares of common stock were excluded from the computation of weighted-average common shares outstanding - diluted.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2021 and 2020.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Dollars in thousands, except per share data	2021	2020	2021	2020
Weighted average common shares outstanding
Weighted average common shares outstanding	143,700,491	135,367,081	142,142,577	135,062,708
Non-vested shares	(1,783,278)	(1,733,435)	(1,788,410)	(1,727,762)
Weighted average common shares outstanding - basic	141,917,213	133,633,646	140,354,167	133,334,946

Weighted average common shares outstanding - basic	141,917,213	133,633,646	140,354,167	133,334,946
Dilutive effect of forward equity shares	61,064	—	27,896	2,149
Dilutive effect of employee stock purchase plan	70,711	62,266	85,714	83,217
Weighted average common shares outstanding - diluted	142,048,988	133,695,912	140,467,777	133,420,312

Net Income	$23,096	$75,513	$47,118	$79,828
Dividends paid on nonvested share-based awards	(539)	(521)	(1,080)	(1,039)
Net income applicable to common stockholders	$22,557	$74,992	$46,038	$78,789

Basic earnings per common share - net income	$0.16	$0.56	$0.33	$0.59
Diluted earnings per common share - net income	$0.16	$0.56	$0.33	$0.59

Incentive Plans
During the six months ended June 30, 2021, the Company made the following stock awards:
•On January 1, 2021, the Company granted non-vested stock awards to certain officers with a grant date fair value of $0.6 million, which consisted of an aggregate 21,396 non-vested shares through its salary deferral program.
•On February 10, 2021, the Company granted non-vested stock awards to its four named executive officers, five senior vice presidents, and five first vice presidents with a grant date fair value totaling $3.8 million, which consisted of an aggregate 124,648 non-vested shares, with a five-year vesting period.
•Also, on February 10, 2021, the Company granted a performance-based award to its officers, excluding the four named executive officers, five senior vice presidents, and five first vice presidents totaling $0.6 million, which consisted of an aggregate 19,679 non-vested shares.
•On May 11, 2021, the Company granted non-vested stock awards to its eight directors with a grant date fair value totaling $1.2 million, which consisted of an aggregate 36,682 non-vested shares, with a one-year vesting period.
•On June 21, 2021, the Company granted a non-vested stock award to an employee, which consisted of 1,296 non-vested shares as a discretionary grant.
A summary of the activity under the Company's share-based incentive plans for the three and six months ended June 30, 2021 and 2020 is included in the table below.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Share-based awards, beginning of period	1,786,371	1,724,761	1,766,061	1,754,066
Granted	37,978	39,493	203,701	78,837
Vested	(46,041)	(24,996)	(191,454)	(93,645)
Share-based awards, end of period	1,778,308	1,739,258	1,778,308	1,739,258

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

During the six months ended June 30, 2021 and 2020, the Company withheld 51,972 and 23,563 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.
In addition to the share-based incentive plans, the Company maintains the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A summary of the activity under the Purchase Plan for the three and six months ended June 30, 2021 and 2020 is included in the table below.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Outstanding and exercisable, beginning of period	415,299	370,696	341,647	332,659
Granted	—	—	253,200	212,716
Exercised	(3,012)	(2,463)	(18,977)	(14,367)
Forfeited	(22,873)	(6,514)	(42,034)	(29,495)
Expired	—	—	(144,422)	(139,794)
Outstanding and exercisable, end of period	389,414	361,719	389,414	361,719
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
The table below details the fair values and carrying values for notes and bonds payable at June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$1,614.5	$1,615.6	$1,602.8	$1,645.4
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
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, borrowings under the Company's Amended and Restated Credit Agreement, dated as of May 31, 2019, as amended (the "Unsecured Credit Facility") and the Amended and Restated Term Loan Agreement, dated as of May 31, 2019, as amended (the "Term Loan Agreement"), proceeds from the sales of real estate properties, joint ventures, and proceeds from public or private debt or equity offerings. As of June 30, 2021, the Company had $687.0 million available to be drawn on its Unsecured Credit Facility and $18.7 million in cash. In addition, the Company has entered into forward equity agreements that have expected gross proceeds of up to approximately $114.8 million, depending on the timing of settlement.
The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service, through cash flows from operations and liquidity sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $4.5 billion at June 30, 2021, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2021 were approximately $202.9 million. Below is a summary of significant investing activities.

2021 Company Acquisitions
The following table details the Company's acquisitions for the six months ended June 30, 2021:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS
San Diego, CA [2]	Scripps Health/UCSD	1/7/21	$17,150	22,461	0.02
Dallas, TX [3]	Baylor Scott & White Health	2/1/21	22,515	121,709	0.00
Atlanta, GA [3]	Wellstar Health System	2/17/21	9,800	44,567	0.19
Washington, D.C.	Sentara Healthcare	3/3/21	12,750	26,496	0.09
Houston, TX	Houston Methodist	5/14/21	13,500	45,393	0.03
San Diego, CA [4]	Palomar Health	5/28/21	102,650	160,394	0.00
Greensboro, NC	Cone Health	6/28/21	9,390	25,168	0.60
Baltimore, MD	None	6/29/21	14,600	33,316	1.50

Total real estate acquisitions			$202,355	479,504

1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.
2Represents a single-tenant property.
3Includes two properties.
4The Company accounted for this transaction as a financing receivable. See Note 1 to the Condensed Consolidated Financial Statements accompanying this report for more information.

Subsequent to June 30, 2021, the Company acquired the following properties:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS
Denver, CO [2]	Centura Health (AdventHealth)	7/16/2021	$70,426	259,555	0.00
Greensboro, NC [3]	Cone Health	7/19/2021	6,400	18,119	0.18
Colorado Springs, CO	Centura Health (CommonSpirit)	7/27/2021	33,400	69,526	0.00

			$110,226	347,200
1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.
2Includes three properties.
3Represents a single-tenant property.

Unconsolidated Joint Venture Acquisitions
The following table details the TIAA Joint Venture's acquisitions for the six months ended June 30, 2021:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS	OWNERSHIP %
Denver, CO	HCA	3/30/21	$14,375	59,359	0.60	50%
Colorado Springs, CO	None	4/1/21	7,200	27,510	4.70	50%
Los Angeles, CA	MemorialCare Health	4/8/21	31,335	57,573	0.00	50%
San Antonio, TX	CHRISTUS Health/Baptist Health	4/30/21	13,600	45,000	0.90	50%
Los Angeles	MemorialCare Health	5/10/21	24,600	73,078	0.00	50%

Total TIAA Joint Venture real estate acquisitions			$91,110	262,520
1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.

Subsequent to June 30, 2021, the TIAA Joint Venture acquired the following property:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS	OWNERSHIP %
Colorado Springs, CO [2]	Centura Health (CommonSpirit)	7/27/21	$9,133	23,956	1.90	50%
1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.
2Includes purchase of adjoining 3.0 acre land parcel.

2021 Dispositions
The Company disposed of seven properties during the six months ended June 30, 2021 for a total sales price of $91.6 million, including cash proceeds of $90.1 million. The following table details these dispositions for the six months ended June 30, 2021:

Dollars in thousands	Date Disposed	Sales Price	Square Footage	2Q 2021 NOI
Los Angeles, CA [2]	3/11/21	$26,000	73,906	NA
Atlanta, GA [3]	4/12/21	8,050	19,732	12
Richmond, VA [3]	5/18/21	52,000	142,856	224
Gadsden, AL [3,4]	5/19/21	5,500	120,192	72

Total dispositions		$91,550	356,686	$308
1Includes two properties sold to a single purchaser in two transactions which occurred on March 5 and March 11, 2021.
2Previously classified as held for sale.
3Includes three properties.
For the property sold in Richmond, Virginia, the Company deferred the tax gain through a 1031 exchange and reinvested the proceeds during the quarter.
Subsequent Dispositions
On July 9, 2021, the Company disposed of four medical office buildings, totaling 190,160 square feet, and an associated land parcel located in Dallas, TX. The sales price was $23.0 million and the Company's net investment in the buildings and land parcel as of June 30, 2021 was approximately $18.7 million and was included in assets held for sale.
Capital Funding
During the six months ended June 30, 2021, the Company funded the following:
•$15.1 million toward the following development and redevelopment of properties:
◦Memphis, TN redevelopment totaled $6.4 million;
◦Dallas, TX redevelopment totaled $0.1 million;
◦Tacoma, WA redevelopment totaled $1.3 million; and
◦tenant improvement fundings at previously completed projects totaled $7.3 million.
•$9.8 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$9.9 million toward second generation tenant improvements; and
•$8.1 million toward capital expenditures.
Financing Activities
Cash flows provided by financing activities for the six months ended June 30, 2021 were approximately $100.7 million. Inflows from equity related to the Company's common stock issuances and net borrowings totaled $190.2 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $89.5 million primarily associated with dividends paid to common stockholders. See Notes 4 and 7 to the Condensed Consolidated Financial Statements accompanying this report for more information about capital markets and financing activities.

Common Stock Issuances
At-The-Market Equity Offering Program
The Company has in place an at-the-market equity offering program to sell up to an aggregate of $500.0 million of the Company’s common stock from time to time. The following table details the Company's at-the-market activity, including forward transactions:

	WEIGHTED AVERAGE SALE PRICE per share	SHARES PRICED	SHARES SETTLED	SHARES REMAINING TO BE SETTLED	NET PROCEEDS in millions
Balance at December 31, 2020	$—	—	—	1,823,259	$—
1Q 2021	$30.09	215,532	2,038,791	—	$62.7
2Q 2021	$30.99	5,835,400	3,827,971	2,007,429	$116.1
July 2021	$31.06	1,670,186	—	3,677,615	$—
The 3.7 million shares remaining to be settled in forward equity arrangements are expected to be settled by July 2022, and the Company expects gross proceeds of $114.8 million, depending on the timing of settlement. Expected net proceeds are calculated by reducing the initial price by adjustments provided in the forward equity arrangements. After accounting for these settlements, the Company has approximately $58.2 million remaining available to be sold under the current sales agreements at the date of this filing. The Company expects to renew this program in the third quarter of 2021.
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
On June 1, 2021, the Company entered into a second amendment to the Term Loan Agreement that reduced the current interest rate on the $150 million portion of the loan due 2026 from LIBOR plus a margin rate ranging from 1.45% to 2.40% (previously 1.60%) to LIBOR plus a margin rate ranging from 0.80% to 1.60% (0.95% as of June 30, 2021). With the amendment, the Company paid up front fees of approximately $0.5 million, of which $0.2 million was paid to lenders, capitalized and amortized over the remainder of the the term of the loan, and $0.3 million was paid to lenders as the administrator and was expensed in the second quarter of 2021. In addition, the amendment added a sustainability metric incentive tied to increasing the Company's properties with green building certifications.
Operating Activities
Cash flows provided by operating activities increased from $105.2 million for the six months ended June 30, 2020 to $105.6 million for the six months ended June 30, 2021. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses.
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

New Accounting Pronouncements
See Note 1 to the Condensed Consolidated Financial Statements accompanying this report for information on new accounting standards.
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
Expiring Leases
The Company expects that approximately 15% to 20% of the leases will expire each year in the ordinary course of business. There are 382 leases totaling 1.2 million square feet that will expire during the remainder of 2021. Approximately 94% of the leases expiring in 2021 are in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first six months of the year was within this range.
Operating Expenses
The Company historically has experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company historically has incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of June 30, 2021, leases for 90% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 33% having modified gross lease structures and 57% having net lease structures.
Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	NUMBER OF PROPERTIES		GROSS REAL ESTATE INVESTMENT AS OF JUNE 30, 2021
YEAR EXERCISABLE	MOB	INPATIENT	FAIR MARKET VALUE METHOD [1]	NON FAIR MARKET VALUE METHOD [2]	TOTAL
Current [3]	2	1	$54,319	$—	$54,319
2022	1	—	—	14,984	14,984
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	4	—	48,208	19,459	67,667
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	1	—	41,018	—	41,018
2029	1	—	26,494	—	26,494
2030	—	—	—	—	—
2031 and thereafter [4]	5	—	206,386	—	206,386
Total	14	1	$376,425	$34,443	$410,868
1The purchase option price includes a fair market value component that is determined by an appraisal process.
2Includes properties with stated purchase prices or prices based on fixed capitalization rates.
3These purchase options have been exercisable for an average of 13.9 years.
4Includes the medical office building that is recorded in the line item Investment in financing receivable, net on the Company's Condensed Consolidated Balance Sheet.

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
In addition to FFO, the Company presents Normalized FFO and FAD. Normalized FFO is presented by adding to FFO acquisition-related costs, acceleration of debt issuance costs, debt extinguishment costs and other Company-defined normalizing items to evaluate operating performance. FAD is presented by adding to Normalized FFO non-real estate depreciation and amortization, non-cash financing receivable amortization, loan origination cost amortization, deferred financing fees amortization, stock-based compensation expense and provision for bad debts, net; and subtracting maintenance capital expenditures, including second generation tenant improvements and leasing commissions paid and straight-line rent income, net of expense. The Company's definition of these terms may not be comparable to that of other real estate companies as they may have different methodologies for computing these amounts. FFO, Normalized FFO and FAD should not be considered as an alternative to net income as an indicator of the Company's financial performance or to cash flow from operating activities as an indicator of the Company's liquidity. FFO, Normalized FFO and FAD should be reviewed in connection with GAAP financial measures.
Management believes FFO, Normalized FFO, FFO per share, Normalized FFO per share and FAD ("Non-GAAP Measures") provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Non-GAAP Measures can facilitate comparisons of operating performance between periods. The Company reports Non-GAAP Measures because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these Non-GAAP Measures. However, none of these measures represent cash generated from operating activities determined in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs. Further, these measures should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles net income to FFO, Normalized FFO and FAD for the three and six months ended June 30, 2021 and 2020.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Amounts in thousands, except per share data	2021	2020	2021	2020
Net income	$23,096	$75,513	$47,118	$79,828
Gain on sales of real estate properties	(20,970)	(68,267)	(39,860)	(68,218)
Impairment of real estate properties	5,078	—	5,912	—
Real estate depreciation and amortization	51,199	48,577	102,510	97,109
Proportionate share of unconsolidated joint ventures	1,354	80	2,168	160
FFO attributable to common stockholders	$59,757	$55,903	$117,848	$108,879
Acquisition and pursuit costs [1]	670	431	1,414	1,181
Lease intangible amortization	(6)	(16)	(78)	729
Forfeited earnest money received	—	—	(500)	—
Debt financing costs	283	—	283	—
Unconsolidated JV normalizing items [2]	55	—	82	—
Normalized FFO attributable to common stockholders	$60,759	$56,318	$119,049	$110,789
Non-real estate depreciation and amortization	641	822	1,314	1,645
Non-cash interest amortization [3]	897	1,035	1,791	1,781
Provision for bad debt, net	57	945	(22)	862
Straight-line rent, net	(1,194)	(390)	(2,289)	(1,057)
Stock-based compensation	2,627	2,405	5,647	5,003
Unconsolidated JV non-cash items [4]	(354)	8	(711)	15
Normalized FFO adjusted for non-cash items	$63,433	$61,143	$124,779	$119,038
2nd generation TI	(4,748)	(6,005)	(9,937)	(12,045)
Leasing commissions paid	(3,804)	(2,258)	(4,997)	(5,082)
Capital additions	(6,077)	(4,777)	(8,096)	(8,247)
FAD	$48,804	$48,103	$101,749	$93,664
FFO per common share - diluted	$0.42	$0.42	$0.83	$0.81
Normalized FFO per common share - diluted	$0.43	$0.42	$0.84	$0.83
FFO weighted average common shares outstanding - diluted [5]	142,914	134,464	141,323	134,221
1Acquisition and pursuit costs include third-party and travel costs related to the pursuit of acquisitions and developments.
2Includes the Company's proportionate share of acquisition and pursuit costs related to unconsolidated joint ventures.
3Includes the amortization of deferred financing costs, discounts and premiums, and non-cash financing receivable amortization.
4Includes the Company's proportionate share of straight-line rent, net related to unconsolidated joint ventures.
5The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 865,304 and 854,797, respectively for the three and six months ended June 30, 2021.

Cash Net Operating Income ("NOI") and Same Store Cash NOI
Cash NOI and Same Store Cash NOI are key performance indicators. Management considers these to be supplemental measures that allow investors, analysts and Company management to measure unlevered property-level operating results. The Company defines Cash NOI as rental income, interest from financing receivables and property lease guaranty income less property operating expenses. Cash NOI excludes non-cash items such as above and below market lease intangibles, straight-line rent, lease inducements, financing receivable amortization, tenant improvement amortization and leasing commission amortization. The Company also excludes cash lease termination fees. Cash NOI is historical and not necessarily indicative of future results.
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
During the second quarter of 2021, the Company's reposition pool decreased by two properties to a total of seven properties as a result of the properties being reclassified from reposition to same store.
The following table reflects the Company's same store cash NOI for the three months ended June 30, 2021 and 2020.

	NUMBER OF PROPERTIES	GROSS INVESTMENT at June 30, 2021	SAME STORE CASH NOI for the three months ended June 30,
Dollars in thousands			2021	2020
Same store properties	174	$3,718,390	$67,272	$65,348

The following tables reconcile net income to same store NOI and the same store property metrics to the total owned real estate portfolio for the three months ended June 30, 2021 and 2020:

Reconciliation of Same Store Cash NOI

	THREE MONTHS ENDED JUNE 30,
Dollars in thousands	2021	2020
Net income	$23,096	$75,513
Other income (expense)	(2,223)	(53,959)
General and administrative expense	8,545	7,434
Depreciation and amortization expense	49,826	47,691
Other expenses [1]	2,840	2,185
Straight-line rent revenue	(1,194)	(390)
Joint venture properties	1,035	1
Other revenue [2]	(2,075)	(1,660)
Cash NOI	79,850	76,815
Cash NOI not included in same store	(12,578)	(11,467)
Same store cash NOI	67,272	65,348
Reposition NOI	788	1,512
Same store and reposition cash NOI	$68,060	$66,860
1Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.
2Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF JUNE 30, 2021
Dollars in thousands	PROPERTY COUNT	GROSS INVESTMENT	SQUARE FEET	OCCUPANCY
Same store properties	174	$3,718,390	13,302,061	88.3%
Acquisitions	44	825,165	2,062,568	91.8%
Development completions	2	82,895	261,914	64.5%
Reposition	7	108,968	714,437	57.5%
Total owned real estate properties	227	$4,735,418	16,340,980	87.0%
Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The Company’s results of operations for the three months ended June 30, 2021 compared to the same period in 2020 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income increased $6.1 million, or 5.0%, for the three months ended June 30, 2021 compared to the prior year period. This increase is comprised of the following:
•Acquisitions in 2020 and 2021 contributed $8.5 million.
•Leasing activity, including contractual rent increases, contributed $3.9 million.
•Dispositions in 2020 and 2021 resulted in a decrease of $6.3 million.
Interest from a financing receivable, net totaled $0.5 million for the three months ended June 30, 2021. The Company acquired a property under a sale leaseback transaction. The sale leaseback did not qualify for sale accounting as a result of a purchase option included in the tenant lease. Therefore, the Company accounted for the transaction as a financing receivable. See Note 1 to the Condensed Consolidated Financial Statements accompanying this report for more information.
Other operating income increased $1.1 million, or 82.2%, from the prior year period primarily due to variable parking and asset management fees.
Expenses
Property operating expenses increased $4.9 million, or 10.6%, for the three months ended June 30, 2021 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2020 and 2021 resulted in an increase of $3.1 million.
•Increases in portfolio operating expenses as follows:
◦Maintenance and repair expense of $0.8 million;
◦Utilities expense of $0.6 million;
◦Portfolio property tax expense increase of $0.3 million;
◦Compensation expense of $0.3 million;
◦Administrative and other legal costs expense of $0.3 million; and
◦Insurance expense of $0.2 million.
•Dispositions in 2020 and 2021 resulted in a decrease of $0.7 million.
General and administrative expenses increased approximately $1.1 million, or 14.9%, for the three months ended June 30, 2021 compared to the prior year period primarily as a result of the following activity:
•Travel expense increases of $0.4 million.
•Increase in incentive-based awards of approximately $0.4 million.
•Compensation expense increases of $0.5 million including $0.2 million of non-cash expense.
•Net decreases, including professional fees and other administrative costs, of $0.2 million.

Depreciation and amortization expense increased $2.1 million, or 4.5%, for the three months ended June 30, 2021 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2020 and 2021 resulted in an increase of $4.8 million.
•Various building and tenant improvement expenditures resulted in an increase of $2.3 million.
•Dispositions in 2020 and 2021 resulted in a decrease of $2.1 million, including $0.3 million related to properties that were reclassified to held for sale.
•Assets that became fully depreciated resulted in a decrease of $2.9 million.

Other Income (Expense)
Gains on sale of real estate properties
In the second quarter of 2021, the Company recognized gains of approximately $21.0 million on the sale of two properties.
In the second quarter of 2020, the Company recognized gains of approximately $68.3 million related to the agreements to sell two properties which resulted in lease modifications requiring the Company to recognize the gain prior to sale. The sale occurred in the third quarter of 2020.
Interest expense
Interest expense decreased $1.2 million or 8.2%, for the three months ended June 30, 2021 compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED JUNE 30,		CHANGE
Dollars in thousands	2021	2020	$	%
Contractual interest	$12,148	$13,453	$(1,305)	(9.7)%
Net discount/premium accretion	49	204	(155)	(76.0)%
Deferred financing costs amortization	704	682	22	3.2%
Interest rate swap amortization	42	42	—	—%
Treasury hedge amortization	107	107	—	—%
Interest cost capitalization	(36)	(286)	250	(87.4)%
Right-of-use assets financing amortization	247	240	7	2.9%
Total interest expense	$13,261	$14,442	$(1,181)	(8.2)%
Contractual interest expense decreased $1.3 million, or 9.7%, primarily as a result of the following activity:
•The unsecured senior notes due 2031 accounted for an increase of approximately $1.5 million.
•The redemption of the unsecured senior notes due 2023 accounted for a decrease of $2.3 million.
•The Company's unsecured term loan due 2024 and unsecured term loan due 2026, net of swaps, accounted for an increase of approximately $0.3 million.
•The Unsecured Credit Facility accounted for a decrease of approximately $0.4 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.4 million.
Impairment of Real Estate Properties
Impairment of real estate properties totaling approximately $5.1 million was associated with the redevelopment project in Nashville, Tennessee. See Note 6 to the Condensed Consolidated Financial Statements accompanying this report for further discussion of this project.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from the TIAA Joint Venture and its parking garage joint ventures during the second quarter of 2021. These losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.

Interest and other income (expense), net
In the second quarter of 2021, the Company expensed approximately $0.3 million of debt issuance costs as a result of the amendment to the Term Loan Agreement.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The Company’s results of operations for the six months ended June 30, 2021 compared to the same period in 2020 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income increased $11.9 million, or 4.8%, for the six months ended June 30, 2021 compared to the prior year period. This increase is comprised of the following:
•Acquisitions in 2020 and 2021 contributed $17.8 million.
•A development completed in 2020 contributed $1.0 million.
•Leasing activity, including contractual rent increases, contributed $4.6 million.
•Dispositions in 2020 and 2021 resulted in a decrease of $11.5 million.
Interest from financing receivable, net of $0.5 million is due to the 2021 acquisition of a property classified as an investment in financing receivable. Note 1 to the Condensed Consolidated Financial Statements accompanying this report.
Other operating income increased $0.9 million, or 25.2%, from the prior year period primarily due to variable parking and asset management fees.
Expenses
Property operating expenses increased $7.6 million, or 7.9%, for the six months ended June 30, 2021 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2020 and 2021 resulted in an increase of $6.4 million.
•A development completed in 2020 resulted in an increase of $0.2 million.
•Increases in portfolio operating expenses as follows:
•Maintenance and repair expense of $0.9 million;
•Portfolio property tax expense of $0.5 million;
•Utilities expense of $0.5 million; and
•Compensation expense of $0.4 million.
•Intangible amortization write-off in the first quarter of 2020 due the acquisition of previously ground leased land resulted in a decrease of $0.7 million.
•Dispositions in 2020 and 2021 resulted in a decrease of $0.6 million.
General and administrative expenses increased approximately $0.8 million, or 5.2%, for the six months ended June 30, 2021 compared to the prior year period primarily as a result of the following activity:
•Increase in incentive-based awards of approximately $0.2 million.
•Compensation expense increases of $1.0 million including $0.5 million of non-cash expense.
•Travel expense decreases of $0.3 million.
•Net decreases, including professional fees and other administrative costs, of $0.1 million.
Depreciation and amortization expense increased $4.7 million, or 5.0%, for the six months ended June 30, 2021 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2020 and 2021 and a development in 2020 resulted in an increase of $9.8 million.
•Various building and tenant improvement expenditures resulted in an increase of $4.6 million.
•Dispositions in 2020 and 2021 resulted in a decrease of $4.0 million, including $0.6 million related to properties that were reclassified to held for sale.

•Assets that became fully depreciated resulted in a decrease of $5.7 million.

Other Income (Expense)
Gains on sale of real estate properties
Gains on sale of real estate properties in 2021 totaling approximately $39.9 million are associated with four real estate properties.
Gains on sale of real estate properties in 2020 totaling $68.2 million relates to the agreements to sell two properties which resulted in lease modifications requiring the Company to recognize the gain prior to sale. The sale occurred in the third quarter of 2020.
Interest expense
Interest expense decreased $1.9 million or 6.6%, for the six months ended June 30, 2021 compared to the prior year period. The components of interest expense are as follows:

	SIX MONTHS ENDED JUNE 30,		CHANGE
Dollars in thousands	2021	2020	$	%
Contractual interest	$24,389	$26,850	$(2,461)	(9.2)%
Net discount/premium accretion	96	256	(160)	(62.5)%
Deferred financing costs amortization	1,402	1,319	83	6.3%
Interest rate swap amortization	84	84	—	—%
Treasury hedge amortization	213	122	91	74.6%
Interest cost capitalization	(154)	(706)	552	(78.2)%
Right-of-use assets financing amortization	493	477	16	3.4%
Total interest expense	$26,523	$28,402	$(1,879)	(6.6)%
Contractual interest expense decreased $2.5 million, or 9.2%, primarily as a result of the following activity:
•The unsecured senior notes due 2031 and the Senior Notes due 2030 accounted for an increase of approximately $4.6 million.
•The redemption of the unsecured senior notes due 2023 accounted for a decrease of $4.7 million.
•The Company's unsecured term loan due 2024 and the unsecured term loan due 2026, net of swaps, accounted for an increase of approximately $0.7 million.
•The Unsecured Credit Facility accounted for a decrease of approximately $2.2 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.9 million.
Impairment of Real Estate Properties
Impairment of real estate properties totaling approximately $5.9 million was associated with the disposal of one property totaling $0.8 million and $5.1 million associated with a redevelopment project in Nashville, Tennessee. See Note 6 to the Condensed Consolidated Financial Statements accompany this report for further discussion of this project.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from the TIAA Joint Venture and its parking garage joint ventures. These losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.
Interest and other income (expense), net
In 2021, the Company recorded approximately $0.5 million from a forfeited earnest money deposit and expensed approximately $0.3 million of debt issuance costs as a result of the amendment to the Term Loan Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the six months ended June 30, 2021, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2021, the Company canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs	MAXIMUM NUMBER OF SHARES that may yet be purchased under the plans or programs
April 1 - April 30	—	$—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	1,732	31.69	—	—
Total	1,732
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

Exhibit 4.6	Form of 3.875% Senior Note due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.5 thereto) [5]
Exhibit 4.7	Seventh Supplemental Indenture, dated December 11, 2017, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee. [6]
Exhibit 4.8	Form of 3.625% Senior Note due 2028 (set forth in Exhibit B to the Seventh Supplemental Indenture filed as Exhibit 4.7 hereto). [6]
Exhibit 4.9	Eighth Supplemental Indenture, dated March 18, 2020, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee.[7]
Exhibit 4.10	Form of 2.400% Senior Note due 2030 (set forth in Exhibit B to the Eighth Supplemental Indenture filed as Exhibit 4.9 hereto). [7]
Exhibit 4.11	Ninth Supplemental Indenture, dated October 2, 2020, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee. [8]
Exhibit 4.12	Form of 2.050% Senior Note due 2031 (set forth in Exhibit B to the Ninth Supplemental Indenture filed as Exhibit 4.11 hereto). [8]
Exhibit 10.1	Amended and Restated Employment Agreement between the Company and Julie F. Wilson, dated as of July 1, 2021 (filed herewith)
Exhibit 10.2	Second Amendment to Amended and Restated Term Loan, dated June 1, 2021, by and among the Company, Wells Fargo Bank, National Association, and the other lenders party thereto.[9]
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

9Filed as an exhibit to the Company's Current Report on Form 8-K filed June 3, 2021 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

	By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas
Executive Vice President and Chief Financial Officer
August 4, 2021