Form 10-Q
period 2021-09-30
HEALTHCARE REALTY TRUST INC
filed 2021-11-03
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-11852

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	62-1507028
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 29, 2021, the Registrant had 147,541,832 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
September 30, 2021

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited SEPTEMBER 30, 2021	DECEMBER 31, 2020
Real estate properties
Land	$375,342	$362,695
Buildings, improvements and lease intangibles	4,383,314	4,220,297
Personal property	11,555	11,195
Investment in financing receivable, net	104,806	—
Construction in progress	1,546	—
Land held for development	27,232	27,226
Total real estate properties	4,903,795	4,621,413
Less accumulated depreciation and amortization	(1,322,577)	(1,239,224)
Total real estate properties, net	3,581,218	3,382,189
Cash and cash equivalents	16,000	15,303
Assets held for sale, net	13,603	20,646
Operating lease right-of-use assets	128,945	125,198
Financing lease right-of-use assets	20,760	19,667
Investments in unconsolidated joint ventures	122,345	73,137
Other assets, net	186,328	176,120
Total assets	$4,069,199	$3,812,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$1,691,433	$1,602,769
Accounts payable and accrued liabilities	79,381	81,174
Liabilities of assets held for sale	766	1,216
Operating lease liabilities	95,913	92,273
Financing lease liabilities	20,460	18,837
Other liabilities	65,913	67,615
Total liabilities	1,953,866	1,863,884
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 300,000 shares authorized; 147,542 and 139,487 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,475	1,395
Additional paid-in capital	3,882,572	3,635,341
Accumulated other comprehensive loss	(12,413)	(17,832)
Cumulative net income attributable to common stockholders	1,244,551	1,199,499
Cumulative dividends	(3,000,852)	(2,870,027)
Total stockholders' equity	2,115,333	1,948,376
Total liabilities and stockholders' equity	$4,069,199	$3,812,260
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2021 and 2020
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2021	2020	2021	2020
Revenues
Rental income	$131,746	$123,384	$388,620	$368,385
Interest from financing receivable, net	1,917	—	2,426	—
Other operating	2,969	1,868	7,347	5,364
	136,632	125,252	398,393	373,749
Expenses
Property operating	55,518	50,171	159,241	146,305
General and administrative	8,207	7,299	25,251	23,498
Acquisition and pursuit costs	974	440	2,388	1,621
Depreciation and amortization	50,999	47,143	150,904	142,331
	115,698	105,053	337,784	313,755
Other income (expense)
Gain on sales of real estate properties	1,186	2,177	41,046	70,395
Interest expense	(13,334)	(14,154)	(39,857)	(42,556)
Impairment of real estate properties	(10,669)	—	(16,581)	—
Equity loss from unconsolidated joint ventures	(183)	(66)	(404)	(194)
Interest and other income (expense), net	—	74	239	419
	(23,000)	(11,969)	(15,557)	28,064
Net (loss) income	$(2,066)	$8,230	$45,052	$88,058

Basic earnings per common share	$(0.02)	$0.06	$0.31	$0.65
Diluted earnings per common share	$(0.02)	$0.06	$0.31	$0.65

Weighted average common shares outstanding - basic	143,818	134,309	141,521	133,662
Weighted average common shares outstanding - diluted	143,818	134,357	141,613	133,736
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2021 and 2020
Amounts in thousands
Unaudited

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2021	2020	2021	2020
Net (loss) income	$(2,066)	$8,230	$45,052	$88,058
Other comprehensive income (loss)
Interest rate swaps
Reclassification adjustments for losses included in net income (interest expense)	1,131	1,101	3,340	2,367
Gains (losses) arising during the period on interest rate swaps	36	(74)	2,079	(11,192)
Losses on settlement of treasury rate locks arising during the period	—	—	—	(4,267)
	1,167	1,027	5,419	(13,092)
Comprehensive (loss) income	$(899)	$9,257	$50,471	$74,966
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Three Months Ended September 30, 2021 and 2020
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at June 30, 2021	$1,455	$3,818,592	$(13,580)	$1,246,617	$(2,956,830)	$2,096,254
Issuance of common stock, net of issuance costs	20	61,442	—	—	—	61,462
Share-based compensation	—	2,538	—	—	—	2,538
Net loss	—	—	—	(2,066)	—	(2,066)
Reclassification adjustments for losses included in net income (interest expense)	—	—	1,131	—	—	1,131
Gains arising during the period on interest rate swaps	—	—	36	—	—	36
Dividends to common stockholders ($0.3025 per share)	—	—	—	—	(44,022)	(44,022)
Balance at September 30, 2021	$1,475	$3,882,572	$(12,413)	$1,244,551	$(3,000,852)	$2,115,333

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at June 30, 2020	$1,360	$3,529,559	$(20,294)	$1,207,132	$(2,788,396)	$1,929,361
Issuance of common stock, net of issuance costs	1	126	—	—	—	127
Share-based compensation	—	2,445	—	—	—	2,445
Net income	—	—	—	8,230	—	8,230
Reclassification adjustments for losses included in net income (interest expense)	—	—	1,101	—	—	1,101
Losses arising during the period on interest rate swaps	—	—	(74)	—	—	(74)
Dividends to common stockholders ($0.3000 per share)	—	—	—	—	(40,815)	(40,815)
Balance at September 30, 2020	$1,361	$3,532,130	$(19,267)	$1,215,362	$(2,829,211)	$1,900,375
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2021 and 2020
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2020	$1,395	$3,635,341	$(17,832)	$1,199,499	$(2,870,027)	$1,948,376
Issuance of common stock, net of issuance costs	78	240,660	—	—	—	240,738
Common stock redemptions	—	(1,610)	—	—	—	(1,610)
Share-based compensation	2	8,181	—	—	—	8,183
Net income	—	—	—	45,052	—	45,052
Reclassification adjustments for losses included in net income (interest expense)	—	—	3,340	—	—	3,340
Gains arising during the period on interest rate swaps	—	—	2,079	—	—	2,079
Dividends to common stockholders ($0.9075 per share)	—	—	—	—	(130,825)	(130,825)
Balance at September 30, 2021	$1,475	$3,882,572	$(12,413)	$1,244,551	$(3,000,852)	$2,115,333

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2019	$1,347	$3,485,003	$(6,175)	$1,127,304	$(2,707,470)	$1,900,009
Issuance of common stock, net of issuance costs	13	40,477	—	—	—	40,490
Common stock redemptions	—	(798)	—	—	—	(798)
Share-based compensation	1	7,448	—	—	—	7,449
Net income	—	—	—	88,058	—	88,058
Reclassification adjustments for losses included in net income (interest expense)	—	—	2,367	—	—	2,367
Losses arising during the period on interest rate swaps	—	—	(15,459)	—	—	(15,459)
Dividends to common stockholders ($0.9000 per share)	—	—	—	—	(121,741)	(121,741)
Balance at September 30, 2020	$1,361	$3,532,130	$(19,267)	$1,215,362	$(2,829,211)	$1,900,375

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2021 and 2020
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	NINE MONTHS ENDED September 30,
	2021	2020
Net income	$45,052	$88,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,904	142,331
Other amortization	2,721	3,409
Share-based compensation	8,183	7,449
Amortization of straight-line rent receivable (lessor)	(4,574)	(2,722)
Amortization of straight-line rent on operating leases (lessee)	1,115	1,122
Gain on sales of real estate properties	(41,046)	(70,395)
Impairment of real estate properties	16,581	—
Equity loss from unconsolidated joint ventures	404	194
Distributions from unconsolidated joint ventures	—	193
Proceeds from disposition of sales-type lease properties	—	244,454
Non-cash interest from financing receivable	(196)	—
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(9,947)	(965)
Accounts payable and accrued liabilities	215	5,098
Other liabilities	843	(6,662)
Net cash provided by operating activities	170,255	411,564

INVESTING ACTIVITIES
Acquisitions of real estate	(250,766)	(199,162)
Development of real estate	(2,020)	(2,941)
Additional long-lived assets	(69,647)	(62,707)
Investments in unconsolidated joint ventures	(49,612)	—
Investment in financing receivable	(104,654)	—
Proceeds from sales of real estate properties	112,029	4,905
Net cash used in investing activities	(364,670)	(259,905)

FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	90,500	(293,000)
Borrowings on term loan	—	150,000
Borrowings of notes and bonds payable	—	298,995
Repayments of notes and bonds payable	(2,914)	(32,704)
Dividends paid	(130,825)	(121,741)
Net proceeds from issuance of common stock	240,779	40,296
Common stock redemptions	(2,014)	(892)
Settlement of treasury rate locks	—	(4,267)
Debt issuance and assumption costs	(252)	(3,057)
Payments made on finance leases	(162)	(3,310)
Net cash provided by financing activities	195,112	30,320

Increase in cash and cash equivalents	697	181,979
Cash and cash equivalents at beginning of period	15,303	657
Cash and cash equivalents at end of period	$16,000	$182,636

Supplemental Cash Flow Information
Interest paid	$40,653	$39,165
Invoices accrued for construction, tenant improvements and other capitalized costs	$11,663	$12,709
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$—	$19,269
Capitalized interest	$187	$913
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of September 30, 2021, the Company had gross investments of approximately $4.9 billion in 235 real estate properties located in 24 states totaling approximately 16.8 million square feet. The Company provided leasing and property management services to approximately 13.8 million square feet nationwide. The Company owns 50% of an unconsolidated joint venture with Teachers Insurance and Annuity Association (the "TIAA Joint Venture") and earns certain fees as the managing member. As of September 30, 2021, the TIAA Joint Venture owned ten real estate properties. See Note 2 for more details regarding the Company's unconsolidated joint ventures.
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
This interim financial information should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2021 for many reasons including, but not limited to, acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties.
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
As of September 30, 2021, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 2 for more details regarding the Company's unconsolidated joint ventures.

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
The Company considered the impact of COVID-19 on these assumptions and estimates used and determined that there were no material adverse impacts on the Company's results of operations and financial position at September 30, 2021. There can be no assurance that COVID-19 will not have a future material adverse impact on the financial results and business operations of the Company.
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
Income from Lease Financing Receivables
The Company recognizes the related income from the financing receivable based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable will not equal the cash payments from the lease agreement.
Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to Income from financing receivable, net over the life of the lease.
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
Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Income in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
in thousands	2021	2020	2021	2020
Type of Revenue
Parking income	$2,187	$1,764	$5,725	$5,042
Management fee income [1]	723	62	1,381	209
Miscellaneous	59	42	241	113
	$2,969	$1,868	$7,347	$5,364
1 Includes the recovery of certain expenses under the financing receivable as outlined in the management agreement.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

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
Note 2. Real Estate Investments
2021 Company Acquisitions
The following table details the Company's acquisitions for the nine months ended September 30, 2021:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [1]	REAL ESTATE	OTHER [2]	SQUARE FOOTAGE
San Diego, CA 3	1/7/21	$17,150	$17,182	$17,182	$—	22,461
Dallas, TX [4]	2/1/21	22,515	22,299	22,641	(342)	121,709
Atlanta, GA [4]	2/17/21	9,800	10,027	10,073	(46)	44,567
Washington, D.C.	3/3/21	12,750	12,709	12,658	51	26,496
Houston, TX	5/14/21	13,500	12,986	13,379	(393)	45,393
San Diego, CA [5]	5/28/21	102,650	103,984	104,629	(645)	160,394
Greensboro, NC	6/28/21	9,390	9,475	10,047	(572)	25,168
Baltimore, MD	6/29/21	14,600	14,357	14,437	(80)	33,316
Denver, CO [6]	7/16/21	70,426	69,151	65,100	4,051	259,555
Greensboro, NC [3]	7/19/21	6,400	6,374	6,514	(140)	18,119
Colorado Springs, CO	7/27/21	33,400	32,738	33,241	(503)	69,526
Birmingham, AL	8/19/21	9,250	9,355	9,388	(33)	29,942
Raleigh, NC	9/20/21	5,780	5,821	5,810	11	18,280
Denver, CO	9/22/21	20,250	19,630	19,405	225	83,604
Raleigh, NC	9/30/21	10,000	9,921	9,874	47	29,178
Total real estate acquisitions		$357,861	$356,009	$354,378	$1,631	987,708
1Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
2Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
3Represents a single-tenant property.
4Includes two properties.
5The Company accounted for this transaction as a financing receivable.
6Includes three properties.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
2021 TIAA Joint Venture Acquisitions
The TIAA Joint Venture is not consolidated for purposes of the Company's Condensed Consolidated Financial Statements. The following table details the TIAA Joint Venture acquisitions for the nine months ended September 30, 2021:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [1]	REAL ESTATE	OTHER [2]	SQUARE FOOTAGE	COMPANY OWNERSHIP %
Denver, CO	3/30/21	$14,375	$14,056	$14,550	$(494)	59,359	50%
Colorado Springs, CO	4/1/21	7,200	7,288	7,347	(59)	27,510	50%
Los Angeles, CA	4/8/21	31,335	30,179	30,642	(463)	57,573	50%
San Antonio, TX	4/30/21	13,600	13,412	13,656	(244)	45,000	50%
Los Angeles, CA	5/10/21	24,600	24,259	24,147	112	73,078	50%
Colorado Springs, CO [3]	7/27/21	9,133	9,137	9,135	2	23,956	50%
Total real estate acquisitions		$100,243	$98,331	$99,477	$(1,146)	286,476

1Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
2Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
3Includes purchase of adjoining 3.0 acre land parcel.

Subsequent to September 30, 2021, the TIAA Joint Venture acquired the following property:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	COMPANY OWNERSHIP %
Denver, CO	10/21/21	$23,000	57,257	50%

Unconsolidated Joint Ventures
The Company's investment in and loss recognized for the three and nine months ended September 30, 2021 and 2020 related to its joint ventures accounted for under the equity method are shown in the table below:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
Dollars in thousands	2021	2020	2021	2020

Investments in unconsolidated joint ventures, beginning of period [1]	$117,935	$7,818	$73,137	$8,130
New investments during the period	4,593	—	49,612	—
Equity loss recognized during the period [1]	(183)	(66)	(404)	(194)
Owner distributions	—	(9)	—	(193)
Investments in unconsolidated joint ventures, end of period [1]	$122,345	$7,743	$122,345	$7,743
1In addition to the TIAA Joint Venture, the Company also has a 55% and 27% ownership interest, respectively, in two limited liability companies that each own a parking garage in Atlanta, Georgia.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
2021 Real Estate Asset Dispositions
The following table details the Company's dispositions for the nine months ended September 30, 2021:

Dollars in millions	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER (INCLUDING RECEIVABLES) [1]	GAIN/(IMPAIRMENT)	SQUARE FOOTAGE
Los Angeles, CA [2]	3/11/21	$26,000	$(555)	$25,445	$6,046	$509	$18,890	73,906
Atlanta, GA [3]	4/12/21	8,050	(272)	7,778	5,675	151	1,952	19,732
Richmond, VA [3]	5/18/21	52,000	(314)	51,686	29,414	3,270	19,002	142,856
Gadsden, AL [3,4]	5/19/21	5,500	(280)	5,220	5,914	175	(869)	120,192
Dallas, TX [3,5]	7/9/21	23,000	(1,117)	21,883	18,733	1,966	1,184	190,160
Total dispositions		$114,550	$(2,538)	$112,012	$65,782	$6,071	$40,159	546,846

1Includes straight-line rent receivables, leasing commissions and lease inducements.
2Includes two properties sold to a single purchaser in two transactions which occurred on March 5 and March 11, 2021.
3Previously classified as held for sale.
4Includes three properties.
5Includes four properties and a land parcel sold under a single purchase agreement.

Assets Held for Sale
As of September 30, 2021 and December 31, 2020, the Company had one and four properties, respectively, classified as assets held for sale. During the third quarter of 2021, the Company reclassified to held for sale a medical office building in Chicago, Illinois with a contractual sales price of $13.3 million and recorded an impairment charge of $10.7 million based on the contractual sales price less estimated costs to sell. The Company disposed of this property on October 28, 2021.
The table below reflects the assets and liabilities of the properties classified as held for sale as of September 30, 2021 and December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Balance Sheet data:
Land	$5,859	$1,664
Building, improvements and lease intangibles	13,710	27,443
Personal property	133	39
	19,702	29,146
Accumulated depreciation	(7,158)	(10,455)
Real estate assets held for sale, net	12,544	18,691
Other assets, net	1,059	1,955
Assets held for sale, net	$13,603	$20,646

Accounts payable and accrued liabilities	$467	$533
Other liabilities	299	683
Liabilities of assets held for sale	$766	$1,216
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
The Company's leases typically have escalators that are either based on a stated percentage or an index such as the consumer price index ("CPI"). In addition, most of the Company's leases include nonlease components, such as

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the three and nine months ended September 30, 2021 was $131.7 million and $388.6 million, respectively.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements, as of September 30, 2021 were as follows:

In thousands	OPERATING
2021	$102,435
2022	385,734
2023	336,473
2024	266,722
2025	215,350
2026 and thereafter	598,757
$1,905,471
Lessee Accounting
As of September 30, 2021, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of September 30, 2021, the Company had 110 properties totaling 9.2 million square feet that were held under ground leases. Some of the ground lease renewal terms are based on fixed rent renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on CPI. The Company had 43 prepaid ground leases as of September 30, 2021. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.1 million and $0.1 million of the Company’s rental expense for the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.
The Company’s future lease payments (primarily for its 67 non-prepaid ground leases) as of September 30, 2021 were as follows:

In thousands	OPERATING	FINANCING
2021	$1,051	$180
2022	5,030	838
2023	5,071	848
2024	5,130	871
2025	5,174	886
2026 and thereafter	312,163	92,689
Total undiscounted lease payments	333,619	96,312
Discount	(237,706)	(75,852)
Lease liabilities	$95,913	$20,460

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The following table provides details of the Company's total lease expense for the three and nine months ended September 30, 2021 and 2020:

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
In thousands	2021	2020	2021	2020
Operating lease cost
Operating lease expense	$1,196	$1,180	$3,555	$3,529
Variable lease expense	1,016	1,066	2,883	2,669

Finance lease cost
Amortization of right-of-use assets	90	88	267	236
Interest on lease liabilities	255	245	748	722
Total lease expense	$2,557	$2,579	$7,453	$7,156

Other information
Operating cash flows outflows related to operating leases	$1,424	$1,440	$5,855	$5,412
Operating cash flows outflows related to financing leases	$151	$151	$678	$616
Financing cash flows outflows related to financing leases	$6	$143	$162	$3,310
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,420	$—	$1,420	$7,212
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,298	$—	$8,298	$—

Weighted-average remaining lease term (excluding renewal options) - operating leases	47.8	48.9
Weighted-average remaining lease term (excluding renewal options) - finance leases	63.2	64.7
Weighted-average discount rate - operating leases	5.6%	5.7%
Weighted-average discount rate - finance leases	5.4%	5.4%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	MATURITY DATES	BALANCE AS OF		EFFECTIVE INTEREST RATE as of 9/30/2021
Dollars in thousands		9/30/2021	12/31/2020
$700 million Unsecured Credit Facility	5/23	$90,500	$—	0.98%
$200 million Unsecured Term Loan due 2024, net of issuance costs [1]	5/24	199,404	199,236	1.94%
$150 million Unsecured Term Loan due 2026, net of issuance costs [2]	6/26	149,341	149,479	2.47%
Senior Notes due 2025, net of discount and issuance costs [3]	5/25	248,973	248,776	4.08%
Senior Notes due 2028, net of discount and issuance costs	1/28	296,488	296,123	3.84%
Senior Notes due 2030, net of discount and issuance costs [4]	3/30	296,726	296,468	2.71%
Senior Notes due 2031, net of discount and issuance costs	3/31	295,261	294,924	2.24%
Mortgage notes payable, net of discounts and issuance costs and including premiums	11/22-4/27	114,740	117,763	4.06%
		$1,691,433	$1,602,769
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

Changes in Debt Structure
On June 1, 2021, the Company entered into a second amendment to the Amended and Restated Term Loan, dated May 31, 2019, that reduced the current interest rate on the $150 million portion of the loan due 2026 from LIBOR plus a margin rate ranging from 1.45% to 2.40% (previously 1.60%) to LIBOR plus a margin rate ranging from 0.80% to 1.60% (0.95% as of September 30, 2021). With the amendment, the Company paid up front fees of approximately $0.5 million, of which $0.2 million was paid to lenders, capitalized and amortized over the remainder of the term of the loan, and $0.3 million was paid to lenders as administration fees and was expensed in the second quarter of 2021. In addition, the amendment added a sustainability metric incentive tied to increasing the Company's properties with green building certifications.
Subsequent Changes in Debt Structure
On November 1, 2021, the Company repaid in full a mortgage note payable bearing interest at a rate of 4.69% per annum with an outstanding principal of $11.1 million. The mortgage note encumbered a 62,379 square foot property in Maryland.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
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
As of September 30, 2021, the Company had eight outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

DERIVATIVE INSTRUMENT	NUMBER OF INSTRUMENTS	NOTIONAL AMOUNT in millions
Interest rate swaps	8	$175.0

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of September 30, 2021.

	BALANCE AT SEPTEMBER 30, 2021
In thousands	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps	Other liabilities	$8,201
Total derivatives designated as hedging instruments		$8,201
Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three and nine months ended September 30, 2021 and 2020 related to the Company's outstanding interest rate swaps.

	(GAIN) LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended September 30,			LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended September 30,
In thousands	2021	2020		2021	2020
Interest rate swaps	$(36)	$74	Interest expense	$982	$952
Settled treasury hedges	—	—	Interest expense	107	107
Settled interest rate swaps	—	—	Interest expense	42	42
	$(36)	$74	Total interest expense	$1,131	$1,101

	(GAIN) LOSS RECOGNIZED IN AOCI ON DERIVATIVE nine months ended September 30,			LOSS RECLASSIFIED FROM AOCI INTO INCOME nine months ended September 30,
In thousands	2021	2020		2021	2020
Interest rate swaps	$(2,079)	$11,192	Interest expense	$2,894	$2,012
Settled treasury hedges	—	4,267	Interest expense	320	229
Settled interest rate swaps	—	—	Interest expense	126	126
	$(2,079)	$15,459	Total interest expense	$3,340	$2,367
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
As of September 30, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $8.6 million. As of September 30,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement.
Note 6. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Redevelopment Activity
During the third quarter of 2021, the Company continued the redevelopment of 110,860 square feet of a 217,114 square foot medical office building in Dallas, Texas. As of September 30, 2021, the Company had funded approximately $2.1 million in project costs. The building continues to operate with in-place leases during construction. The first new tenant lease of the redevelopment is expected to commence in the first quarter of 2022.
During the third quarter of 2021, the Company continued the redevelopment of a 110,883 square foot medical office building in Memphis, Tennessee. As of September 30, 2021, the Company had funded approximately $31.1 million in project costs. The core and shell portion of this redevelopment was completed and the first new tenant took occupancy in the first quarter of 2021, with the construction of tenant spaces to be completed in early 2022.
In April 2021, the Company began the redevelopment of a medical office building in Tacoma, Washington. As of September 30, 2021, the Company had funded approximately $1.7 million in project costs. The redevelopment includes interior and exterior improvements to the existing building, plus the addition of 23,000 square feet. The Company expects the 23,000 square foot tenant lease for the expansion space to commence in the second quarter of 2022.
In July 2021, the Company began the redevelopment of a medical office building in Nashville, Tennessee. The Company expects to construct a new 106,194 square foot medical office building with the initial tenant lease expected to commence in the second quarter of 2023. As of September 30, 2021, the Company had funded approximately $0.8 million in project costs. The redevelopment includes the demolition of an existing 81,000 square foot medical office building. In the second quarter of 2021, the Company recognized an impairment charge of $5.0 million related to the existing building.
Note 7. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	NINE MONTHS ENDED	TWELVE MONTHS ENDED
	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Balance, beginning of period	139,487,375	134,706,154
Issuance of common stock	7,905,570	4,637,445
Nonvested share-based awards, net of withheld shares	148,772	143,776
Balance, end of period	147,541,717	139,487,375

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

At-The-Market Equity Offering Program
On August 6, 2021, the Company entered into equity distribution agreements with 11 investment banks to allow for issuance and sale under its at-the-market equity offering program of up to an aggregate of $750.0 million of common stock. The Company's previous at-the-market equity program to sell up to an aggregate of $500.0 million of common stock ended in August 2021. The following table details the Company's forward at-the-market activity:

	WEIGHTED AVERAGE SALE PRICE per share	FORWARD SHARE CONTRACTS	SHARES SETTLED	SHARES REMAINING TO BE SETTLED	NET PROCEEDS in millions
Balance at December 31, 2020	$—	—	—	1,823,259	$—
1Q 2021	$30.09	215,532	2,038,791	—	$62.7
2Q 2021	$30.99	5,835,400	3,827,971	2,007,429	$116.1
3Q 2021	$31.06	1,670,186	2,007,429	1,670,186	$61.3
October 2021 [1]	$31.34	2,042,562	—	3,712,748	$—
1Includes forward share activity from August to October 2021 for trade confirmations dated in October 2021.
The 3.7 million shares remaining to be settled in forward equity arrangements are expected to be settled by October 2022 for expected gross proceeds of $115.9 million, depending on the timing of settlement. Expected net proceeds are calculated by reducing the initial price by adjustments provided in the forward equity arrangements. After accounting for these settlements, the Company has approximately $686.0 million remaining available to be sold under the current equity distribution agreements at the date of this filing.
Common Stock Dividends
During the nine months ended September 30, 2021, the Company declared and paid common stock dividends totaling $0.9075 per share. On November 2, 2021, the Company declared a quarterly common stock dividend in the amount of $0.3025 per share payable on November 30, 2021 to stockholders of record on November 15, 2021.
Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
During the three months ended September 30, 2021, the Company entered into forward sale agreements to sell approximately 1.7 million shares of common stock through the Company's at-the-market equity offering program. The Company used the treasury method to determine the dilution from the forward equity agreements during the period of time prior to settlement. The number of weighted-average shares outstanding used in the computation of earnings per common share for the three and nine months ended September 30, 2021 included the effect from the assumed issuance of 1.7 million shares of common stock pursuant to the settlement of the forward equity agreements at the contractual price, less the assumed repurchase of the common stock at the average market price using the proceeds, adjusted for costs to borrow.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands, except per share data	2021	2020	2021	2020
Weighted average common shares outstanding
Weighted average common shares outstanding	145,594,127	136,048,781	143,305,737	135,393,798
Non-vested shares	(1,776,508)	(1,739,364)	(1,784,544)	(1,731,658)
Weighted average common shares outstanding - basic	143,817,619	134,309,417	141,521,193	133,662,140

Weighted average common shares outstanding - basic	143,817,619	134,309,417	141,521,193	133,662,140
Dilutive effect of forward equity shares	—	—	14,036	—
Dilutive effect of employee stock purchase plan	—	47,810	78,200	74,029
Weighted average common shares outstanding - diluted	143,817,619	134,357,227	141,613,429	133,736,169

Net Income (loss)	$(2,066)	$8,230	$45,052	$88,058
Dividends paid on nonvested share-based awards	(537)	(522)	(1,617)	(1,561)
Net income (loss) applicable to common stockholders	$(2,603)	$7,708	$43,435	$86,497

Basic earnings per common share - net income (loss)	$(0.02)	$0.06	$0.31	$0.65
Diluted earnings per common share - net income (loss)	$(0.02)	$0.06	$0.31	$0.65

The effect of non-vested stock awards totaling 911,594 shares, options under the the Company's Employee Stock Purchase Plan (the "Purchase Plan")to purchase the Company's stock totaling 63,383 shares, and the dilutive impact of forward-equity contracts outstanding of 14,734 shares of common stock for the three months ended September 30, 2021 were excluded from the calculation of diluted loss per common share because the effect was anti-dilutive due to the loss from continuing operations incurred during that period.
Incentive Plans
During the nine months ended September 30, 2021, the Company made the following stock awards:
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

A summary of the activity under the Company's share-based incentive plans for the three and nine months ended September 30, 2021 and 2020 is included in the table below.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Share-based awards, beginning of period	1,778,308	1,739,258	1,766,061	1,754,066
Granted	—	188	203,701	79,025
Vested	—	—	(191,454)	(93,645)
Forfeited	(2,957)	—	(2,957)	—
Share-based awards, end of period	1,775,351	1,739,446	1,775,351	1,739,446

During the nine months ended September 30, 2021 and 2020, the Company withheld 51,972 and 23,563 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.
In addition to the share-based incentive plans, the Company maintains the Purchase Plan. A summary of the activity under the Purchase Plan for the three and nine months ended September 30, 2021 and 2020 is included in the table below.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Outstanding and exercisable, beginning of period	389,414	361,719	341,647	332,659
Granted	—	—	253,200	212,716
Exercised	(5,323)	(3,504)	(24,300)	(17,871)
Forfeited	(18,961)	(6,659)	(60,995)	(36,154)
Expired	—	—	(144,422)	(139,794)
Outstanding and exercisable, end of period	365,130	351,556	365,130	351,556
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
The table below details the fair values and carrying values for notes and bonds payable at September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$1,691.4	$1,678.6	$1,602.8	$1,645.4
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
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, borrowings under the Company's Amended and Restated Credit Agreement, dated as of May 31, 2019, as amended (the "Unsecured Credit Facility") and the Amended and Restated Term Loan Agreement, dated as of May 31, 2019, as amended (the "Term Loan Agreement"), proceeds from the sales of real estate properties, joint ventures, and proceeds from public or private debt or equity offerings. As of September 30, 2021, the Company had $609.5 million available to be drawn on its Unsecured Credit Facility and $16.0 million in cash. In addition, the Company has entered into forward equity agreements that have expected gross proceeds of up to approximately $115.9 million, depending on the timing of settlement.
The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service, through cash flows from operations and liquidity sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $4.6 billion at September 30, 2021, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2021 were approximately $364.7 million. Below is a summary of significant investing activities.

2021 Company Acquisitions
The following table details the Company's acquisitions for the nine months ended September 30, 2021:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS
San Diego, CA [2]	Scripps Health/UCSD	1/7/21	$17,150	22,461	0.02
Dallas, TX [3]	Baylor Scott & White Health	2/1/21	22,515	121,709	0.00
Atlanta, GA [3]	Wellstar Health System	2/17/21	9,800	44,567	0.19
Washington, D.C.	Sentara Healthcare	3/3/21	12,750	26,496	0.09
Houston, TX	Houston Methodist	5/14/21	13,500	45,393	0.03
San Diego, CA [4]	Palomar Health	5/28/21	102,650	160,394	0.00
Greensboro, NC	Cone Health	6/28/21	9,390	25,168	0.60
Baltimore, MD	None	6/29/21	14,600	33,316	1.50
Denver, CO [5]	Centura Health (AdventHealth)	7/16/21	70,426	259,555	0.00
Greensboro, NC [2]	Cone Health	7/19/21	6,400	18,119	0.18
Colorado Springs, CO	Centura Health (CommonSpirit)	7/27/21	33,400	69,526	0.00
Birmingham, AL	Community Health Systems	8/19/21	9,250	29,942	0.24
Raleigh, NC	WakeMed Health	9/20/21	5,780	18,280	0.70
Denver, CO	Centura Health (AdventHealth)	9/22/21	20,250	83,604	0.00
Raleigh, NC	WakeMed Health	9/30/21	10,000	29,178	0.22
Total real estate acquisitions			$357,861	987,708

1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.
2Represents a single-tenant property.
3Includes 2 properties.
4The Company accounted for this transaction as a financing receivable. See Note 1 to the Condensed Consolidated Financial Statements accompanying this report for more information.
5Includes three properties.

2021 TIAA Joint Venture Acquisitions
The following table details the TIAA Joint Venture's acquisitions for the nine months ended September 30, 2021:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS	COMPANY OWNERSHIP %
Denver, CO	HCA	3/30/21	$14,375	59,359	0.60	50%
Colorado Springs, CO	None	4/1/21	7,200	27,510	4.70	50%
Los Angeles, CA	MemorialCare Health	4/8/21	31,335	57,573	0.00	50%
San Antonio, TX	CHRISTUS Health/Baptist Health	4/30/21	13,600	45,000	0.90	50%
Los Angeles, CA	MemorialCare Health	5/10/21	24,600	73,078	0.00	50%
Colorado Springs, CO [2]	Centura Health (CommonSpirit)	7/27/21	9,133	23,956	1.90	50%
Total TIAA Joint Venture real estate acquisitions			$100,243	286,476
1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.
2Includes purchase of an adjoining 3.0 acre land parcel.

Subsequent to September 30, 2021, the TIAA Joint Venture acquired the following property:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS	COMPANY OWNERSHIP %
Denver, CO	None	10/21/21	$23,000	57,257	3.10	50%
1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.

2021 Dispositions
The Company disposed of 11 properties during the nine months ended September 30, 2021 for a total sales price of $114.6 million, including cash proceeds of $112.0 million. The following table details these dispositions for the nine months ended September 30, 2021:

Dollars in thousands	Date Disposed	Sales Price	Square Footage
Los Angeles, CA [1,2]	3/11/21	$26,000	73,906
Atlanta, GA [2]	4/12/21	8,050	19,732
Richmond, VA [2,5]	5/18/21	52,000	142,856
Gadsden, AL [2,3]	5/19/21	5,500	120,192
Dallas, TX [2,4]	7/9/21	23,000	190,160

Total dispositions		$114,550	546,846
1Includes two properties sold to a single purchaser in two transactions which occurred on March 5 and March 11, 2021.
2Previously classified as held for sale.
3Includes three properties.
4Includes four properties and an associated land parcel sold to a single purchaser in two transactions.
5    The Company deferred the tax gain through a 1031 exchange and reinvested the proceeds.

Subsequent Disposition
On October 28, 2021, the Company disposed of a 95,436 square foot medical office building located in Chicago, Illinois. The sales price was $13.3 million, and the Company's net investment in the building as of September 30, 2021 was approximately $12.5 million and was included in assets held for sale. During the third quarter of 2021, an impairment charge of $10.7 million was recorded based on the contractual sales price less estimated costs to sell.
Capital Funding
During the nine months ended September 30, 2021, the Company funded the following:
•$21.6 million toward the following development and redevelopment of properties:
◦Memphis, Tennessee redevelopment totaled $9.4 million;
◦Dallas, Texas redevelopment totaled $1.7 million;
◦Tacoma, Washington redevelopment totaled $1.7 million;
◦reposition properties capital and tenant improvements totaled $1.5 million; and
◦tenant improvement funding for previously completed projects totaled $7.3 million.
•$14.5 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$16.2 million toward second generation tenant improvements; and
•$13.5 million toward capital expenditures.
Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2021 were approximately $195.1 million. Inflows from equity proceeds related to the Company's common stock issuances and net borrowings totaled $328.1 million, net of issuance costs incurred. Aggregate cash outflows totaled approximately $133.0 million primarily associated with dividends paid to common stockholders. See Notes 4 and 7 to the Condensed Consolidated Financial Statements accompanying this report for more information about capital markets and financing activities.
Common Stock Issuances
At-The-Market Equity Offering Program
On August 6, 2021, the Company entered into equity distribution agreements with eleven investment banks to allow for issuance and sale under its at-the-market equity offering program of up to an aggregate of $750.0 million of common stock. The Company's previous at-the-market equity program to sell up to an aggregate of $500.0 million ended in August 2021. The following table details the Company's forward at-the-market activity:

	WEIGHTED AVERAGE SALE PRICE per share	FORWARD SHARE CONTRACTS	SHARES SETTLED	SHARES REMAINING TO BE SETTLED	NET PROCEEDS in millions
Balance at December 31, 2020	$—	—	—	1,823,259	$—
1Q 2021	$30.09	215,532	2,038,791	—	$62.7
2Q 2021	$30.99	5,835,400	3,827,971	2,007,429	$116.1
3Q 2021	$31.06	1,670,186	2,007,429	1,670,186	$61.3
October 2021 [1]	$31.34	2,042,562	—	3,712,748	$—
1Includes forward share activity from August to October 2021 for trade confirmations dated in October 2021.
The 3.7 million shares remaining to be settled in forward equity arrangements are expected to be settled by October 2022 for expected gross proceeds of $115.9 million, depending on the timing of settlement. Expected net proceeds are calculated by reducing the initial price by adjustments provided in the forward equity arrangements. After accounting for these settlements, the Company has approximately $686.0 million remaining available to be sold under the current equity distribution agreements at the date of this filing.
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
On June 1, 2021, the Company entered into a second amendment to the Term Loan Agreement that reduced the current interest rate on the $150 million portion of the loan due 2026 from LIBOR plus a margin rate ranging from 1.45% to 2.40% (previously 1.60%) to LIBOR plus a margin rate ranging from 0.80% to 1.60% (0.95% as of September 30, 2021). With the amendment, the Company paid up front fees of approximately $0.5 million, of which $0.2 million was paid to lenders, capitalized and amortized over the remainder of the term of the loan, and $0.3 million was paid to lenders as administration fees and was expensed in the second quarter of 2021. In addition, the amendment added a sustainability metric incentive tied to increasing the Company's properties with green building certifications.
Subsequent Changes in Debt Structure
On November 1, 2021, the Company repaid in full a mortgage note payable bearing interest at a rate of 4.69% per annum with an outstanding principal of $11.1 million. The mortgage note encumbered a 62,379 square foot property in Maryland.
Operating Activities
Cash flows provided by operating activities decreased from $411.6 million for the nine months ended September 30, 2020 to $170.3 million for the nine months ended September 30, 2021. The nine months ended September 30, 2020 includes proceeds from the disposition of sales-type lease properties totaling $244.5 million. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses.
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
Expiring Leases
The Company expects that approximately 15% to 20% of the leases will expire each year in the ordinary course of business. There are 193 leases totaling 0.6 million square feet that will expire during the remainder of 2021. Approximately 91% of the leases expiring in 2021 are in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first nine months of the year was within this range.
Operating Expenses
The Company historically has experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company historically has incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of September 30, 2021, leases for 90% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 32% having modified gross lease structures and 58% having net lease structures.
Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	NUMBER OF PROPERTIES		GROSS REAL ESTATE INVESTMENT AS OF SEPTEMBER 30, 2021
YEAR EXERCISABLE	MOB	INPATIENT	FAIR MARKET VALUE METHOD [1]	NON FAIR MARKET VALUE METHOD [2]	TOTAL
Current [3]	2	1	$54,543	$—	$54,543
2022	1	—	—	14,984	14,984
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	4	—	48,241	19,459	67,700
2026	1	—	18,164	—	18,164
2027	—	—	—	—	—
2028	1	—	41,082	—	41,082
2029	1	—	26,501	—	26,501
2030	—	—	—	—	—
2031 and thereafter [4]	9	—	298,260	—	298,260
Total	19	1	$486,791	$34,443	$521,234
1The purchase option price includes a fair market value component that is determined by an appraisal process.
2Includes properties with stated purchase prices or prices based on fixed capitalization rates.
3These purchase options have been exercisable for an average of 14.1 years.
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
Management believes FFO, Normalized FFO, FFO per share, Normalized FFO per share and FAD ("Non-GAAP Measures") provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Non-GAAP Measures can facilitate comparisons of operating performance between periods. The Company reports Non-GAAP Measures because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these Non-GAAP Measures. However, none of these measures represent cash generated from operating activities determined in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs. Further, these measures should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles net income to FFO, Normalized FFO and FAD for the three and nine months ended September 30, 2021 and 2020.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Amounts in thousands, except per share data	2021	2020	2021	2020
Net income (loss)	$(2,066)	$8,230	$45,052	$88,058
Gain on sales of real estate properties	(1,186)	(2,177)	(41,046)	(70,395)
Impairment of real estate properties	10,669	—	16,581	—
Real estate depreciation and amortization	52,390	48,215	154,899	145,324
Proportionate share of unconsolidated joint ventures	1,558	80	3,726	240
FFO attributable to common stockholders	$61,365	$54,348	$179,212	$163,227
Acquisition and pursuit costs [1]	974	440	2,388	1,621
Lease intangible amortization	48	(35)	(30)	694
Forfeited earnest money received	—	—	(500)	—
Debt financing costs	—	—	283	—
Unconsolidated JV normalizing items [2]	54	—	136	—
Normalized FFO attributable to common stockholders	$62,441	$54,753	$181,489	$165,542
Non-real estate depreciation and amortization	586	785	1,900	2,430
Non-cash interest amortization [3]	720	934	2,511	2,715
Provision for bad debt, net	25	(144)	3	718
Straight-line rent, net	(1,171)	(543)	(3,459)	(1,600)
Stock-based compensation	2,538	2,445	8,183	7,449
Unconsolidated JV non-cash items [4]	(341)	8	(1,051)	23
Normalized FFO adjusted for non-cash items	$64,798	$58,238	$189,576	$177,277
2nd generation TI	(6,219)	(5,323)	(16,156)	(17,368)
Leasing commissions paid	(4,531)	(1,999)	(9,528)	(7,081)
Capital additions	(5,443)	(4,580)	(13,539)	(12,827)
FAD	$48,605	$46,336	$150,353	$140,001
FFO per common share - diluted	$0.42	$0.40	$1.26	$1.21
Normalized FFO per common share - diluted	$0.43	$0.41	$1.27	$1.23
FFO weighted average common shares outstanding - diluted [5]	144,807	135,159	142,488	134,537
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
5The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 911,594 and 874,189, respectively for the three and nine months ended September 30, 2021.

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
During the third quarter of 2021, the Company's reposition pool decreased by one property to a total of six properties as a result of the property being reclassified from reposition to same store.
The following table reflects the Company's same store cash NOI for the three months ended September 30, 2021 and 2020.

	NUMBER OF PROPERTIES	GROSS INVESTMENT at September 30, 2021	SAME STORE CASH NOI for the three months ended September 30,
Dollars in thousands			2021	2020
Same store properties	178	$3,786,406	$68,062	$66,874

The following tables reconcile net income to same store NOI and the same store property metrics to the total owned real estate portfolio for the three months ended September 30, 2021 and 2020:

Reconciliation of Same Store Cash NOI

	THREE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands	2021	2020
Net income (loss)	$(2,066)	$8,230
Other income (expense)	23,000	11,969
General and administrative expense	8,207	7,299
Depreciation and amortization expense	50,999	47,143
Other expenses [1]	3,193	2,364
Straight-line rent revenue	(1,170)	(542)
Joint venture properties	1,210	19
Other revenue [2]	(2,043)	(1,609)
Cash NOI	81,330	74,873
Cash NOI not included in same store	(13,268)	(7,999)
Same store cash NOI	68,062	66,874
Reposition NOI	691	954
Same store and reposition cash NOI	$68,753	$67,828
1Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.
2Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF SEPTEMBER 30, 2021
Dollars in thousands	PROPERTY COUNT	GROSS INVESTMENT	SQUARE FEET	OCCUPANCY
Same store properties	178	$3,786,406	13,426,252	88.4%
Acquisitions	49	895,660	2,396,693	89.8%
Development completions	2	83,452	261,914	72.3%
Reposition	6	101,672	668,889	54.8%
Total owned real estate properties	235	$4,867,190	16,753,748	87.0%
Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The Company’s results of operations for the three months ended September 30, 2021 compared to the same period in 2020 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income increased $8.4 million, or 6.8%, for the three months ended September 30, 2021 compared to the prior year period. This increase is comprised of the following:
•Acquisitions in 2020 and 2021 contributed $10.0 million.
•Leasing activity, including contractual rent increases, contributed $2.6 million.
•Dispositions in 2020 and 2021 resulted in a decrease of $4.2 million.
Interest from a financing receivable, net totaled $1.9 million for the three months ended September 30, 2021. The Company acquired a property in the second quarter of 2021 under a sale leaseback transaction. The sale leaseback did not qualify for sale accounting as a result of a purchase option included in the tenant lease. Therefore, the Company accounted for the transaction as a financing receivable. See Note 1 to the Condensed Consolidated Financial Statements accompanying this report for more information.
Other operating income increased $1.1 million, or 58.9%, from the prior year period primarily as a result of variable parking and asset management fees.
Expenses
Property operating expenses increased $5.3 million, or 10.7%, for the three months ended September 30, 2021 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2020 and 2021 resulted in an increase of $4.9 million.
•Increases in portfolio operating expenses as follows:
◦Maintenance and repair expense of $0.6 million;
◦Utilities expense of $0.5 million;
◦Compensation expense of $0.2 million;
◦Administrative and other legal expense of $0.2 million;
◦Janitorial expense of $0.1 million;
◦Property tax expense increase of $0.1 million;
◦Insurance expense of $0.1 million.
•Dispositions in 2020 and 2021 resulted in a decrease of $1.4 million.
General and administrative expenses increased approximately $0.9 million, or 12.4%, for the three months ended September 30, 2021 compared to the prior year period primarily as a result of the following activity:
•Travel expense increases of $0.2 million.
•Incentive-based awards increases of $0.5 million.
•Compensation expense increases of $0.7 million, including $0.1 million of non-cash expense.

•Net decreases, including professional fees and other administrative costs, of $0.5 million.
Depreciation and amortization expense increased $3.9 million, or 8.2%, for the three months ended September 30, 2021 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2020 and 2021 resulted in an increase of $5.4 million.
•Various building and tenant improvement expenditures resulted in an increase of $2.4 million.
•Dispositions in 2020 and 2021 resulted in a decrease of $1.2 million.
•Assets that became fully depreciated resulted in a decrease of $2.7 million.

Other Income (Expense)
Gains on sale of real estate properties
In the third quarter of 2021, the Company recognized gains of approximately $1.2 million on the sale of four properties and a land parcel sold under a single purchase agreement.
In the third quarter of 2020, the Company recognized gains of approximately $2.2 million primarily related to the sale of one property.
Interest expense
Interest expense decreased $0.8 million, or 5.8%, for the three months ended September 30, 2021 compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
Dollars in thousands	2021	2020	$	%
Contractual interest	$12,201	$13,182	$(981)	(7.4)%
Net discount/premium accretion	50	102	(52)	(51.0)%
Deferred financing costs amortization	713	683	30	4.4%
Interest rate swap amortization	42	42	—	—%
Treasury hedge amortization	107	107	—	—%
Interest cost capitalization	(34)	(207)	173	(83.6)%
Right-of-use assets financing amortization	255	245	10	4.1%
Total interest expense	$13,334	$14,154	$(820)	(5.8)%
Contractual interest expense decreased $1.0 million, or 7.4%, primarily as a result of the following activity:
•The unsecured senior notes due 2031 accounted for an increase of approximately $1.5 million.
•The redemption of the unsecured senior notes due 2023 accounted for a decrease of $2.3 million.
•The Company's unsecured term loan due 2024 and unsecured term loan due 2026, net of swaps, accounted for a decrease of approximately $0.3 million.
•The Unsecured Credit Facility accounted for an increase of approximately $0.2 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.1 million.

Impairment of Real Estate Properties
Impairment of real estate properties totaling approximately $10.7 million was recorded based on the contractual sales price of a property that was reclassified to held for sale during the third quarter of 2021.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from the TIAA Joint Venture and its parking garage joint ventures during the third quarter of 2021. These losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The Company’s results of operations for the nine months ended September 30, 2021 compared to the same period in 2020 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.

Revenues
Rental income increased $20.2 million, or 5.5%, for the nine months ended September 30, 2021 compared to the prior year period. This increase is comprised of the following:
•Acquisitions in 2020 and 2021 contributed $27.8 million.
•A development completed in 2020 contributed $1.0 million.
•Leasing activity, including contractual rent increases, contributed $7.0 million.
•Dispositions in 2020 and 2021 resulted in a decrease of $15.6 million.
Interest from financing receivable, net of $2.4 million resulted from the 2021 acquisition of a property classified as an investment in financing receivable. See Note 1 to the Condensed Consolidated Financial Statements accompanying this report.
Other operating income increased $2.0 million, or 37.0%, from the prior year period primarily resulting from variable parking and asset management fees.
Expenses
Property operating expenses increased $12.9 million, or 8.8%, for the nine months ended September 30, 2021 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2020 and 2021 resulted in an increase of $11.4 million.
•A development completed in 2020 resulted in an increase of $0.4 million.
•Increases in portfolio operating expenses as follows:
◦Maintenance and repair expense of $2.2 million;
◦Property tax expense of $0.7 million;
◦Utilities expense of $0.9 million;
◦Compensation expense of $0.5 million; and
◦Insurance expense of $0.3 million.
•Intangible amortization write-off in the first quarter of 2020 resulted from the acquisition of previously ground leased land resulted in a decrease of $0.7 million.
•Dispositions in 2020 and 2021 resulted in a decrease of $2.8 million.
General and administrative expenses increased approximately $1.8 million, or 7.5%, for the nine months ended September 30, 2021 compared to the prior year period primarily as a result of the following activity:
•Increase in incentive-based awards of approximately $0.7 million.
•Compensation expense increases of $1.8 million, including $0.6 million of non-cash expense.
•Net decreases, including professional fees and other administrative costs, of $0.7 million.
Depreciation and amortization expense increased $8.6 million, or 6.0%, for the nine months ended September 30, 2021 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2020 and 2021 and a development in 2020 resulted in an increase of $15.1 million.
•Various building and tenant improvement expenditures resulted in an increase of $7.1 million.
•Dispositions in 2020 and 2021 resulted in a decrease of $5.3 million.
•Assets that became fully depreciated resulted in a decrease of $8.3 million.

Other Income (Expense)
Gains on sale of real estate properties
Gains on sale of real estate properties in 2021 totaling approximately $41.0 million are associated with eight real estate properties.
Gains on sale of real estate properties in 2020 totaling $70.4 million are associated with three real estate properties.
Interest expense
Interest expense decreased $2.7 million, or 6.3%, for the nine months ended September 30, 2021 compared to the prior year period. The components of interest expense are as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
Dollars in thousands	2021	2020	$	%
Contractual interest	$36,590	$40,031	$(3,441)	(8.6)%
Net discount/premium accretion	146	358	(212)	(59.2)%
Deferred financing costs amortization	2,114	2,003	111	5.5%
Interest rate swap amortization	126	126	—	—%
Treasury hedge amortization	320	229	91	39.7%
Interest cost capitalization	(187)	(913)	726	(79.5)%
Right-of-use assets financing amortization	748	722	26	3.6%
Total interest expense	$39,857	$42,556	$(2,699)	(6.3)%
Contractual interest expense decreased $3.4 million, or 8.6%, primarily as a result of the following activity:
•The unsecured senior notes due 2031 and the Senior Notes due 2030 accounted for an increase of approximately $6.1 million.
•The redemption of the unsecured senior notes due 2023 accounted for a decrease of $7.0 million.
•The Company's unsecured term loan due 2024 and the unsecured term loan due 2026, net of swaps, accounted for an increase of approximately $0.5 million.
•The Unsecured Credit Facility accounted for a decrease of approximately $2.0 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $1.0 million.
Impairment of Real Estate Properties
Impairment of real estate properties totaling approximately $16.6 million was associated with the disposal of one property totaling $0.8 million and the reclassification of a property to held for sale resulting in an impairment of $10.7 million based on the contractual sales price. In addition, the Company recorded impairment charges totaling $5.1 million which includes a property associated with a redevelopment project in Nashville, Tennessee. See Note 6 to the Condensed Consolidated Financial Statements accompany this report for further discussion of this project.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the nine months ended September 30, 2021, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 5. Other Information
On November 2, 2021, the Compensation Committee of the Company's Board of Directors adopted the 2021 Executive Incentive Program under the Company's 2015 Stock Incentive Plan. The 2021 Executive Incentive Program supersedes the Company's Amended and Restated Executive Incentive Plan that was originally adopted in 2015. Copies of the 2021 Executive Incentive Program and the related Form of Restricted Stock Unit Agreement are filed as Exhibits 10.2 and 10.3, respectively, to this report and are incorporated herein by reference.

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

Exhibit 4.6	Form of 3.875% Senior Note due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.5 thereto) [5]
Exhibit 4.7	Seventh Supplemental Indenture, dated December 11, 2017, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee. [6]
Exhibit 4.8	Form of 3.625% Senior Note due 2028 (set forth in Exhibit B to the Seventh Supplemental Indenture filed as Exhibit 4.7 hereto). [6]
Exhibit 4.9	Eighth Supplemental Indenture, dated March 18, 2020, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee.[7]
Exhibit 4.10	Form of 2.400% Senior Note due 2030 (set forth in Exhibit B to the Eighth Supplemental Indenture filed as Exhibit 4.9 hereto). [7]
Exhibit 4.11	Ninth Supplemental Indenture, dated October 2, 2020, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee. [8]
Exhibit 4.12	Form of 2.050% Senior Note due 2031 (set forth in Exhibit B to the Ninth Supplemental Indenture filed as Exhibit 4.11 hereto). [8]
Exhibit 10.1	Amended and Restated Employment Agreement between the Company and Julie F. Wilson, dated as of July 1, 2021.[9]
Exhibit 10.2	Healthcare Realty Trust Incorporated 2021 Executive Incentive Program, dated November 2, 2021 (filed herewith).
Exhibit 10.3	Form of Healthcare Realty Trust Incorporated Restricted Stock Unit Agreement (filed herewith).
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
9Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

	By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas
Executive Vice President and Chief Financial Officer
November 3, 2021