Form 10-K
period 2021-12-31
HEALTHCARE REALTY TRUST INC
filed 2022-02-22
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-11852
HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	62-1507028
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:
    Large accelerated filer ☒        Accelerated filer ☐
    Non-accelerated filer ☐        Smaller reporting company ☐
            Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15- U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒
The aggregate market value of the shares of common stock of the Registrant (based upon the closing price of these shares on the New York Stock Exchange on June 30, 2021) held by non-affiliates on June 30, 2021 was $4,329,822,496.
As of February 15, 2022, there were 150,720,162 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2022 are incorporated by reference into Part III of this Report.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-K
December 31, 2021

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
The Company operates so as to qualify as a REIT for federal income tax purposes. As a REIT, the Company is not subject to corporate federal income tax with respect to taxable income distributed to its stockholders. See “Item 1A. Risk Factors” for a discussion of risks associated with qualifying as a REIT.

Real Estate Properties
The Company had gross investments of approximately $5.1 billion in 242 real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property as of December 31, 2021. In addition, the Company formed an unconsolidated joint venture in 2020 with Teachers Insurance and Annuity Association ("TIAA"), described in more detail below (the "TIAA Joint Venture"). The Company is the managing member of the TIAA Joint Venture, which owned 16 buildings as of December 31, 2021. The Company provided property management services for 204 properties nationwide, totaling approximately 14.3 million square feet as of December 31, 2021. The Company’s real estate property investments by geographic area are detailed in Note 2 to the Consolidated Financial Statements. The following table details the Company's owned properties by facility type as of December 31, 2021:

			December 31, 2021
Dollars and square feet in thousands	GROSS INVESTMENT	SQUARE FEET	NUMBER OF PROPERTIES	OCCUPANCY [1]
Medical office/outpatient	$4,595,778	15,904	231	87.6%
Inpatient	111,178	219	2	100.0%
Office	145,304	558	5	79.8%
	4,852,260	16,681	238	87.5%
Construction in progress	3,974
Land held for development	24,849
Investments in financing receivables, net [2,3]	186,745	294	3	97.7%
Financing lease right-of-use assets [3]	31,576	45	1	93.2%
Corporate property	5,538
Total real estate investments	5,104,942	17,020	242	87.7%
Unconsolidated joint ventures [4]	161,942	840	16	88.2%
Total investments	$5,266,884	17,860	258	87.7%
1The occupancy column represents the percentage of total rentable square feet leased (including month-to-month and holdover leases). There were no properties classified as held for sale as of December 31, 2021.
2Investments in financing receivables, net includes a single-tenant net lease property in San Diego, CA and two medical office buildings in Nashville, TN in separate sale-leaseback transactions totaling $105.4 million and $73.9 million, respectively.
3Financing lease right-of-use assets includes a multi-tenant lease property in Columbus, OH in a sale-leaseback transaction totaling $16.3 million, of which $8.9 million was accounted for as an imputed lease arrangement as required under ASC 842, Leases. The remaining $7.4 million was accounted for as a financing arrangement and is included in Investments in financing receivables, net and includes its relative portion of the square feet and occupancy.
4Gross investment includes the Company's pro rata share of unconsolidated joint ventures. Square feet has not been adjusted by the Company's ownership percentage.
Financial Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2021, the Company did not have any tenants that accounted for 10% or more of the Company’s consolidated revenues. See Note

2 to the Consolidated Financial Statements for additional information regarding the Company's gross investments by geographic market.

Expiring Leases
As of December 31, 2021, the weighted average remaining years to expiration pursuant to the Company’s leases was approximately 3.7 years, with expirations through 2040. The table below details the Company’s lease expirations as of December 31, 2021, including subleases but excluding the Company's unconsolidated joint ventures, financing receivables and right-of-use assets.

EXPIRATION YEAR	NUMBER OF LEASES	LEASED SQUARE FEET	PERCENTAGE OF LEASED SQUARE FEET
2022 (1)	761	2,349,645	16.0%
2023	523	2,087,331	14.3%
2024	590	2,616,764	17.9%
2025	432	2,046,996	14.0%
2026	397	1,399,718	9.6%
2027	145	862,670	5.9%
2028	184	919,957	6.3%
2029	128	804,729	5.5%
2030	114	593,215	4.0%
2031	160	610,994	4.2%
Thereafter	54	340,390	2.3%
	3,488	14,632,409	100.0%
1Includes 71 leases totaling 207,676 square feet that expired prior to December 31, 2021 and were on month-to-month terms.
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

2021 Investment Activity
In 2021, the Company acquired 44 medical office buildings, including acquisitions through the TIAA Joint Venture. The total purchase price of the acquisitions was $756.3 million and the weighted average capitalization rate for these investments was 5.3%. The following paragraphs provide further detail of the acquisition activity.
During 2021, the Company (exclusive of the TIAA Joint Venture) acquired 32 medical office buildings for purchase prices totaling $575.8 million.

In 2020, the Company entered into the TIAA Joint Venture to invest in a broad range of medical office buildings. The Company has a 50% ownership in the TIAA Joint Venture and is the managing member. The TIAA Joint Venture is not consolidated for purposes of the Company's Consolidated Financial Statements. During 2021, the TIAA Joint Venture acquired 12 medical office buildings for purchase prices totaling $180.5 million.
The Company disposed of 17 properties during 2021 for sales prices totaling $188.4 million. The weighted average capitalization rate for these properties was 4.9%. The Company calculates the capitalization rate for dispositions as the in-place cash net operating income divided by the sales price.
In 2021, the Company funded $33.4 million toward development and redevelopment of properties.
See the Company's discussion regarding the 2021 acquisition, joint venture and disposition activity in Note 4 to the Consolidated Financial Statements and development activity in Note 14 to the Consolidated Financial Statements. Also, please refer to the Company's discussion in "Trends and Matters Impacting Operating Results" as part of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II of this report.

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

Government Regulation
The facilities owned by the Company are utilized by medical tenants which are required to comply with extensive regulation and legislation at the federal, state and local levels, including, but not limited to, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act"), the Bipartisan Budget Act of 2015, the Medicare Access and CHIP Reauthorization Act of 2015, and laws intended to combat fraud, waste and abuse such as the Anti-Kickback Statute, Stark Law and False Claims Act, and laws intended to protect the privacy and security of patient information, such as the Health Insurance Portability and Accountability Act of 1996. These laws and regulations establish, among other things, requirements for state licensure and criteria for medical tenants to participate in government-sponsored reimbursement programs, including the Medicare and Medicaid programs. The Company's leases generally require the tenant to comply with all applicable laws relating to the tenant's use and occupation of the leased premises. Although lease payments to the Company are not directly affected by these laws and regulations, changes in these programs or the loss by a tenant of its license or ability to participate in government-sponsored reimbursement programs could have a material adverse effect on the tenant's ability to make lease payments to the Company.
The negative financial impact from COVID-19 on healthcare providers since 2020 has been substantial, offset, in part, by government relief funding, which included provider payroll and rent subsidies, higher Medicare reimbursement rates, and Medicare payment advancement loans under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”). Subsequent stimulus and COVID relief bills and, most recently, a federal stopgap spending bill to raise the federal debt ceiling, extended higher Medicare reimbursement rates for healthcare providers, expanded Medicaid eligibility, and increased subsidies for individuals to purchase health insurance on the state and federal health insurance exchanges established under the Affordable Care Act. While the majority of the Company’s tenants returned to normal business operations during 2021, the ongoing impact from COVID-19 and the prospect of expirations of temporary federal relief funding could adversely affect tenants’ ability to make lease payments to the Company.
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
The Centers for Medicare and Medicaid Services continued to adjust Medicare payment rates in 2021 to implement site-neutral payment policies. These changes have lowered Medicare payments for services delivered in off-campus hospital outpatient departments in an effort to lessen reimbursement disparity in off-campus medical office and outpatient facilities. The Company’s medical office buildings that are located on hospital campuses could become more valuable as hospital tenants will keep their higher Medicare rates for on-campus outpatient services. However, the Company has not seen a measurable impact from site-neutral Medicare payment policy, positively or negatively. The Company cannot predict the amount of benefit from these measures or if other federal health policy will ultimately require cuts to reimbursement rates for services provided in other settings. The Company cannot predict the degree to which these changes, or changes to federal healthcare programs in general, may affect the economic performance of some or all of the Company's tenants, positively or negatively.
Since 2018, physicians have been required to report patient data on quality and performance measures that began to affect their Medicare payments in 2020. Implementation of the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), and the ongoing debate over the most effective payment system to use to promote value-based reimbursement, along with its budget-neutrality rule that requires any increases in payments to be offset by decreases, present the industry and its individual participants with uncertainty and financial risk. The Company cannot predict the degree to which any such changes may affect the economic performance of the Company's tenants or, indirectly, the Company.
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
Healthcare
Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are proposed and enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation or regulatory action recently proposed, enacted, or in the process of implementation include:
•the CARES Act, along with subsequent stimulus and COVID-19 relief bills and federal spending legislation, which provided relief funding and financial aid to businesses, individuals, and healthcare providers impacted by COVID-19, including higher Medicare reimbursement rates, forgiveness of small business loans to providers for payroll and rent, and additional resources for testing and vaccine distribution;
•the expansion of Medicaid benefits and health insurance exchanges established by the Affordable Care Act, whereby individuals and small businesses purchase health insurance with assistance from federal subsidies;
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
•ongoing evaluation of and transition toward value-based reimbursement models for Medicare payments to physicians as designated under MACRA;
•annual regulatory updates to Medicare policy for healthcare providers that can broadly change reimbursement methodology under budget-neutral guidelines, with the effect of lowering payments for some services and increasing payments for others, having a varying impact, positively or negatively, on providers;
•ongoing efforts to equalize Medicare payment rates across different facility-type settings, according to Section 603 of the Bipartisan Budget Act of 2015, which lowered Medicare payment rates, effective January 1, 2017, for services provided in off-campus, provider-based outpatient departments to the same level of rates for physician office settings;
•the continued adoption by providers of federal standards for the meaningful-use of electronic health records;
•reforms to the physician self-referral laws, commonly referred to as the Stark Law, as adjusted in 2020 in order to promote the transition toward value-based, coordinated care among providers, although clear intent to boost referrals could still yield provider penalties;
•consideration of broad reforms to Medicare and Medicaid, including a significant expansion of Medicare coverage to the greater U.S. population;
•more stringent regulatory criteria by which federal antitrust agencies evaluate the potential for anti-competitive practices as a result of mergers and acquisitions of health systems and physicians;
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
Human Capital Resources
We believe our employees are a critical component to achievement of our business objectives and recognition as a trusted owner and operator of medical office properties. At December 31, 2021, the Company employed 338 people. Our employees are comprised of accountants, maintenance engineers, property managers, leasing personnel, architects, administrative staff, an investments team, and the corporate management team. By supporting, recognizing, and investing in our employees, we believe that we are able to attract and retain the highest quality talent. To measure employee retention, the Company set voluntary turnover goals of less than 5% for officers and less than 11% for all employees, based on a three-year average, and the Company is achieving these goals. We are committed to fostering, cultivating, and preserving a culture of diversity and inclusion. We embrace employee differences in race, color, religion, sex, sexual orientation, national origin, age, disability, veteran status, and other characteristics that make our employees unique.
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
In addition, we are committed to supporting the performance and career development of all employees, from encouraging staff accountants to sit for the CPA exam to supporting our maintenance engineers in earning various certifications. As owners and operators of medical real estate, we recognize the value of health and wellbeing among our own employees. As we have for many years, Healthcare Realty provides corporate employees with gym membership discounts to encourage fitness. In addition, we offer monthly wellness challenges and resources that provide our employees with tools to enhance their wellbeing. Additional information regarding employee and community engagement is available in the 2021 Corporate Responsibility Report, which is posted on the Company's website (www.healthcarerealty.com).
Environment, Social, and Governance (“ESG”)
Our goal is to create long-term value for all stakeholders, including our employees and investors who expect responsible financial and environmental stewardship, and for our healthcare system partners who rely on the Company to provide well-operated facilities that allow them to effectively serve and care for their local communities.
We seek to help healthcare professionals deliver the best care by providing the highest level of service in the most desirable outpatient settings. Our ESG objectives include full integration of our sustainability strategy, improved transparency and reporting, enhanced operational frameworks, and continued stakeholder engagement.
As we implement our strategy and pursue our objectives, the Company’s actions are guided by our Sustainability Principles and Policies, to ensure continuous improvement and long-term success. Our Sustainability Principles and Policies include:
a.Integration: Embed and integrate leading environmental, social and governance practices designed to enhance portfolio performance into the Company’s daily operations.
b.Impact: Drive positive impact across the Company while mitigating risk and creating long-term value for stakeholders, including our tenants, investors, employees, and the communities in which we live, work and invest.
c.Integrity: Conduct business with integrity, respect and excellence, earning the right to be a preferred provider of medical office properties.
Healthcare Realty’s Board of Directors is committed to overseeing the integration of our ESG principles throughout the Company. In addition, the Company updated its 2021 incentive program for the executive officers to include ESG performance.
To more effectively track and communicate the Company’s ESG performance, we have adopted various frameworks and methodologies, including participation in the annual GRESB Assessment; reporting disclosures in alignment with the Sustainability Accounting Standards Board; establishing goals and key performance indicators under the Sustainable Development Goals, and we are working toward expanding our climate risk and resiliency strategies in alignment with the Task Force on Climate-Related Disclosure.
More information regarding the Company’s Sustainability Principles and Policies and ESG performance can be found in the Company’s 2021 Corporate Responsibility Report on its website (www.healthcarerealty.com).
Available Information
The Company makes available to the public free of charge through its website the Company’s Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after the Company electronically files such reports with, or furnishes such reports to, the Securities and Exchange Commission ("SEC"). The Company’s website address is www.healthcarerealty.com.

Corporate Governance Principles
The Company has adopted Corporate Governance Principles relating to the conduct and operations of the Board of Directors. The Corporate Governance Principles are posted on the Company’s website (www.healthcarerealty.com) and are available in print to any stockholder who requests a copy.

Committee Charters
The Board of Directors has an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Board of Directors has adopted written charters for each committee, which are posted on the Company’s website (www.healthcarerealty.com) and are available in print to any stockholder who requests a copy.
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
The Company’s revenues are subject to the financial strength of its tenants and associated health systems. The Company has no operational control over the business of these tenants and associated health systems who face a wide range of economic, competitive, government reimbursement and regulatory pressures and constraints, including the loss of licensure or certification. Any slowdown in the economy, decline in the availability of financing from the capital markets, and changes in healthcare regulations may adversely affect the businesses of the Company’s tenants to varying degrees. Such conditions may further impact such tenants’ abilities to meet their obligations to the

Company and, in certain cases, could lead to restructurings, disruptions, or bankruptcies of such tenants. The Company leases to government tenants from time to time that may be subject to annual budget appropriations. If a government tenant fails to receive its annual budget appropriation, it might not be able to make its lease payments to the Company. In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws. These conditions could adversely affect the Company’s revenues and could increase allowances for losses and result in impairment charges, which could decrease net income attributable to common stockholders and equity, and reduce cash flows from operations.

The ongoing COVID-19 pandemic and other pandemics that may occur in the future and any measures intended to prevent their spread or mitigate their severity could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. During 2020, all of the states and cities in which the Company owns properties, manages properties, and/or has development or redevelopment projects instituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate, and/or restrictions on the types of construction projects that may continue. As a result, a number of the Company's tenants temporarily closed their offices or clinical space or operated on a reduced basis in response to government requirements or recommendations. Many of these restrictions were lifted during 2020, but could be reimposed at any time.
The COVID-19 pandemic also caused, and may continue to cause, severe economic, market and other disruptions worldwide. There can be no assurance that the Company's access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of economic conditions, including supply chain constraints, as a result of the pandemic may ultimately decrease occupancy levels and average rent per square foot across the Company's portfolio as tenants reduce or defer their spending.
The extent of the COVID-19 pandemic’s effect, or the effect of new virus variants or of another pandemic in the future, on the Company's operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, the availability and effectiveness of vaccines, and the effect of government requirements or recommendations, all of which are uncertain and difficult to predict.
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
The Company has properties subject to purchase options that expose it to reinvestment risk and reduction in expected investment returns.
The Company had approximately $54.7 million of real estate property investments, or 1.07% that were subject to purchase options held by lessees that were exercisable as of December 31, 2021. Other properties have purchase options that will become exercisable after 2021. Properties with purchase options exercisable in 2021 produced aggregate net operating income of approximately $5.5 million in 2021. The exercise of these purchase options exposes the Company to reinvestment risk and a reduction in investment return. Certain properties subject to purchase options may be purchased at rates of return above the rates of return the Company expects to achieve with new investments. If the Company is unable to reinvest the sale proceeds at rates of return equal to the return received on the properties that are sold, it may experience a decline in lease revenues and profitability and a corresponding material adverse effect on the Company’s consolidated financial condition and results of operations.
For more specific information concerning the Company’s purchase options, see “Purchase Options” in the “Trends and Matters Impacting Operating Results” as a part of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II of this report.
If the Company is unable to promptly re-let its properties, if the rates upon such re-letting are significantly lower than the previous rates or if the Company is required to undertake significant expenditures or make significant leasing concessions to attract new tenants, then the Company’s business, consolidated financial condition and results of operations would be adversely affected.
A portion of the Company’s leases will expire over the course of any year. For more specific information concerning the Company’s expiring leases, see "Expiring Leases" in the "Trends and Matters Impacting Operating Results" as part of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II of this report. The Company may not be able to re-let space on terms that are favorable to the Company or at all. Further, the Company may be required to make significant capital expenditures to renovate or reconfigure space or make significant leasing concessions to attract new tenants.

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
The Company receives a significant portion of its revenues by leasing assets subject to fixed rent escalations. Approximately 97% of leases have increases that are based upon fixed percentages and approximately 3% of leases have increases based on the Consumer Price Index. To the extent fixed percentage increases lag behind inflation and operating expense growth, the Company's performance, growth, and profitability would be negatively impacted. As of December 31, 2021, the Company had weighted average fixed rent escalators of 2.9%.
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
As of December 31, 2021, the Company had investment concentrations of greater than 5% of its total investments in the Seattle, Washington (13.1%), Dallas, Texas (10.4%), Los Angeles, California (7.0%), Nashville, Tennessee (6.4%), Atlanta, Georgia (6.1%), and Denver, Colorado (6.1%) markets. These concentrations increase the exposure to adverse conditions that might affect these markets, including natural disasters, local economic conditions, local real estate market conditions, increased competition, state and local regulation (including property taxes) and other localized events or conditions.
Many of the Company’s leases are dependent on the viability of associated health systems. Revenue concentrations relating to these leases expose the Company to risks related to the financial condition of the associated health systems.
The Company’s revenue concentrations with tenants are diversified, with the largest revenue concentration relating to Baylor Scott & White Health and its affiliates, which accounted for 7.7% of the Company's consolidated revenues in 2021.
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
As of December 31, 2021, the Company had 109 properties that were held under ground leases, representing an aggregate gross investment of approximately $2.3 billion. The weighted average remaining term of the Company's ground leases is approximately 69.8 years, including renewal options. The Company’s ground lease agreements with hospitals and health systems typically contain restrictions that limit building occupancy to physicians on the medical staff of an affiliated hospital and prohibit tenants from providing services that compete with the services provided by the affiliated hospital. Ground leases may also contain consent requirements or other restrictions on sale or assignment of the Company’s leasehold interest, including rights of first offer and first refusal in favor of the lessor. These ground lease provisions may limit the Company’s ability to lease, sell, or obtain mortgage financing secured by such properties which, in turn, could adversely affect the income from operations or the proceeds received from a sale. As a ground lessee, the Company is also exposed to the risk of reversion of the property upon expiration of the ground lease term, or an earlier breach by the Company of the ground lease, which may have a material adverse effect on the Company’s consolidated financial condition and results of operations.

The Company may experience uninsured or underinsured losses.
The Company carries comprehensive liability insurance and property insurance covering its owned and managed properties. In addition, tenants under single-tenant leases are required to carry property insurance covering the Company’s interest in the buildings. Some types of losses may be uninsurable or too expensive to insure against. Insurance companies limit or exclude coverage against certain types of losses, such as losses due to named windstorms, terrorist acts, earthquakes, toxic mold, and losses without direct physical loss, such as business interruptions occurring from pandemics. Accordingly, the Company may not have sufficient insurance coverage against certain types of losses and may experience decreases in the insurance coverage available. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a property, as well as the anticipated future revenue from the property. In such an event, the Company might remain obligated for any mortgage debt or other financial obligation related to the property. Further, if any of the Company's insurance carriers were to become insolvent, the Company would be forced to replace the existing coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, the Company cannot be certain that the Company would be able to replace the coverage at similar or otherwise favorable terms.
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
As of December 31, 2021, the Company had approximately $1.8 billion of outstanding indebtedness excluding discounts, premiums and debt issuance costs. Covenants under the Amended and Restated Credit Agreement dated as of May 31, 2019, among the Company and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto, as amended ("Unsecured Credit Facility"), the Amended and Restated Term Loan Agreement, dated as of May 31, 2019, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto, as amended (the "Unsecured Term Loan due 2024" and "Unsecured Term Loan due 2026") and the indentures governing the Company's senior notes permit the Company to incur substantial, additional debt, and the Company may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require the Company to dedicate a substantial portion of its cash flows from operations to service debt, thereby reducing the funds available to implement the Company's business strategy and to make distributions to stockholders. A high level of indebtedness could also:
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
Increases in interest rates could have a material adverse effect on the Company's cost of capital.
Increases in interest rates will increase interest cost on new and existing variable rate debt. Such increases in the cost of capital could adversely impact our ability to finance operations, acquire and develop properties, and refinance existing debt. Additionally, increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets.
The uncertainty regarding the planned phase-out of LIBOR may negatively impact our operating results.
LIBOR, the interest rate benchmark used as a reference rate on the Company’s variable rate debt, including the Unsecured Credit Facility, the Unsecured Term Loan due 2024, and the Unsecured Term Loan due 2026, is being phased out beginning in 2022 when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. On March 5, 2021, the U.K. Financial Conduct Authority ("FCA") published a statement confirming that all LIBOR settings will either cease to be provided or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings, and (ii) immediately after June 30, 2023, in the case of all remaining US dollar settings. The International Swaps and Derivative Association ("ISDA") or Alternative Reference Rates Committee ("ARRC") fallback spread adjustments were fixed as of the FCA announcement date and are expected to be implemented at the point each relevant reference rate ceases or becomes non-representative.
There continue to be many uncertainties regarding the transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the Company’s cost of variable rate debt and certain derivative financial instruments. The Company will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the ARRC. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt or derivative financial instruments, which may be detrimental to our financial position or operating results.

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
As of December 31, 2021, the Company had investments of $161.9 million in unconsolidated joint ventures with unrelated third parties comprised of 16 properties and two parking garages. The Company may acquire, develop, or redevelop additional properties in joint ventures with unrelated third parties. In such investments, the Company is subject to risks that may not be present in its other forms of ownership, including:
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
The U.S. federal income tax treatment of the cash that the Company might receive from cash settlement of a forward equity agreement is unclear and could jeopardize the Company's ability to meet the REIT qualification requirements.
In the event that we elect to settle any forward equity agreement for cash and the settlement price is below the applicable forward equity price, we would be entitled to receive a cash payment from the relevant forward purchaser. Under Section 1032 of the Internal Revenue Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a "securities futures contract" (as defined in the Internal Revenue Code, by reference to the Exchange Act). Although we believe that any amount received by us in exchange for our stock would qualify for the exemption under Section 1032 of the Internal Revenue Code, because it is not entirely clear whether a forward equity agreement qualifies as a "securities futures contract," the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward equity agreement, we might be unable to satisfy the gross income requirements applicable to REITs under the Internal Revenue Code. In that case, we may be able to rely upon the relief provisions under the Internal Revenue Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax on the greater of (i) the excess of 75% of our gross income (excluding gross income from prohibited transactions) over the amount of such income attributable to sources that qualify under the 75% test or (ii) the excess of 95% of our gross income (excluding gross income from prohibited transactions) over the amount of such gross income attributable to sources that qualify under the 95% test, multiplied in either case by a fraction intended to reflect our profitability. In the event that these relief provisions were not available, we could lose our REIT status under the Internal Revenue Code.
In case of our bankruptcy or insolvency, any forward equity agreements will automatically terminate, and the Company would not receive the expected proceeds from any forward sale of shares of its common stock.
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
Real property taxes on the Company's properties may increase as its properties are reassessed by taxing authorities or as property tax rates change. For example, a current California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value. Accordingly, the assessed value and resulting property tax the Company pays is less than it would be if the properties were assessed at current values. The Company owns 23 properties in California, representing 11.3% of its total revenue. From time to time, proposals have been made to reduce the beneficial impact of Proposition 13, particularly with respect to commercial property, which would include medical office buildings. Most recently, an initiative qualified for California’s November 2020 statewide ballot that would generally limit Proposition 13’s protections to residential real estate. If this initiative had passed, it would have ended the beneficial effect of Proposition 13 for the Company's properties, and property tax expense could have increase substantially, adversely affecting the Company's cash flow from operations and net income. While this initiative did not pass, the Company cannot predict whether other changes to Proposition 13 may be proposed or adopted in the future.

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
•Maryland unsolicited takeover statute. Under Maryland law, the Company's board of directors could adopt various anti-takeover provisions without the consent of stockholders. The adoption of such measures could discourage offers for the Company or make an acquisition of the Company more difficult. On February 12, 2019, the Company opted out of the provision of this statute that permits the board to classify without shareholder vote. As such, the Company's board could not classify into multiple classes without stockholder approval.

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
The Company owns three properties in Hawaii, representing 3.0% of its total revenue. The Hawaii State legislature has repeatedly considered, and could consider in the future, legislation that would repeal the REIT dividends paid deduction for Hawaii State income tax purposes related to income generated in Hawaii for a number of years or permanently. Such a repeal could result in double taxation of REIT income in Hawaii under the Hawaii tax code, reduce returns to shareholders and make the Company's stock less attractive to investors. The Hawaii State legislature also has considered, and could consider in the future, mandating withholding of Hawaii State income tax on dividends paid to out-of-state shareholders. Such shareholders may not be able to receive a credit of these taxes from their home state, thereby resulting in double taxation of such dividends. This could reduce returns to shareholders and make the Company's stock less attractive to investors.

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

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “HR.” At December 31, 2021, there were 772 stockholders of record.
Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.
Equity Compensation Plan Information
The following table provides information as of December 31, 2021 about the Company’s common stock that may be issued as restricted stock and upon the exercise of options, warrants and rights under all of the Company’s existing compensation plans, including the 2015 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED upon exercise of outstanding options, warrants, and rights [1]	WEIGHTED AVERAGE EXERCISE PRICE of outstanding options, warrants, and rights [1]	NUMBER OF SECURITIES REMAINING AVAILABLE for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	348,514	—	1,113,178
Equity compensation plans not approved by security holders	—	—	—
Total	348,514	—	1,113,178
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

Issuer Purchases of Equity Securities
During the year ended December 31, 2021, the Company withheld and canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans or programs	MAXIMUM NUMBER OF SHARES that may yet be purchased under the plans or programs
January 1 - January 31	—	$—	—	—
February 1 - February 28	50,240	30.95	—	—
March 1 - March 31	—	—	—	—
April 1 - April 30	—	—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	1,732	31.69	—	—
July 1 - July 31	—	—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
October 1 - October 31	—	—	—	—
November 1 - November 30	—	—	—	—
December 1 - December 31	78,015	31.67	—	—
Total	129,987

Authorization to Repurchase Common Stock
On May 4, 2021, the Company’s Board of Directors authorized the repurchase of up to $50 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. The Company is not obligated under this authorization to repurchase any specific number of shares. This authorization supersedes all previous stock repurchase authorizations. As of the date of this report, the Company has not repurchased any shares of its common stock under this authorization.

Stock Performance Graph
The following graph provides a comparison of the Company's cumulative total shareholder return with the cumulative total returns of the for the period from December 31, 2014 through December 31, 2021. The comparison assumes $100 was invested on December 31, 2014 in the Company's common stock and in each of the indexes and assumes reinvestment of dividends, as applicable.

300
250
200
150
100
50
INDEX VALUE
12.31.14
12.31.15
12.31.16
12.31.17
12.31.18
12.31.19
12.31.20
12.31.21
Healthcare Realty Trust Incorporated
Russell 3000 Index
FTSE NAREIT All Equity REITs Index

Item 6. [Reserved]

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
•The Company has properties subject to purchase options that expose it to reinvestment risk and reduction in expected investment returns;
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
•Damage from catastrophic weather and other natural events, whether caused by climate change or otherwise, could result in losses to the Company; and

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
•Increases in interest rates could have a material adverse effect on the Company's cost of capital;
•The uncertainty regarding the planned phase-out of LIBOR may negatively impact our operating results;
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
•The U.S. federal income tax treatment of the cash that the Company might receive from cash settlement of a forward equity agreement is unclear and could jeopardize the Company's ability to meet the REIT qualification requirements; and
•In case of our bankruptcy or insolvency, any forward equity agreements will automatically terminate, and the Company would not receive the expected proceeds from any forward sale of shares of its common stock.
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
Sources and Uses of Cash
The Company's revenues are derived from its real estate property portfolio based on contractual arrangements with its tenants. These sources of revenue represent the Company's primary source of liquidity to fund its dividends and its operating expenses, including interest incurred on debt, principal payments on debt, general and administrative costs, capital expenditures and other expenses incurred in connection with managing its existing portfolio and investing in additional properties. To the extent additional investments are not funded by these sources, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets, property dispositions or through proceeds from the Unsecured Credit Facility.
The Company expects to continue to meet its liquidity needs, including capital for additional investments, tenant improvement allowances, operating and finance lease payments, paying dividends, and funding debt service, through cash on hand, cash flows from operations and the cash flow sources addressed above. See Note 3 to the Consolidated Financial Statements for additional discussion of operating and financing lease payment obligations. See "Trends and Matters Impacting Operating Results" for additional information regarding the Company's sources and uses of cash.
The Company also had unencumbered real estate assets with a gross book value of approximately $4.8 billion at December 31, 2021, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
The Company has exposure to variable interest rates and its common stock price is impacted by the volatility in the stock markets. However, the Company’s leases, which provide its main source of income and cash flow, have terms of approximately one to 20 years and have lease rates that generally increase on an annual basis at fixed rates or based on consumer price indices.

Operating Activities
Cash flows provided by operating activities for the two years ended December 31, 2021 and 2020 were $232.6 million and $470.1 million, respectively. Several items impact cash flows from operating activities including, but not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses and receipt of tenant rent.
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
Investing Activities
A summary of the significant transactions impacting investing activities for the twelve months ended December 31, 2021 is listed below. See Note 4 to the Consolidated Financial Statements for more detail on these activities.
The following table details the acquisitions for the year ended December 31, 2021:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS
San Diego, CA [2]	Scripps Health/UCSD	1/7/2021	$17,150	22,461	0.02
Dallas, TX [3]	Baylor Scott & White Health	2/1/2021	22,515	121,709	0.00
Atlanta, GA [3]	Wellstar Health System	2/17/2021	9,800	44,567	0.19
Washington, D.C.	Sentara Healthcare	3/3/2021	12,750	26,496	0.09
Houston, TX	Houston Methodist	5/14/2021	13,500	45,393	0.03
San Diego, CA [2,4]	Palomar Health	5/28/2021	102,650	160,394	0.00
Greensboro, NC	Cone Health	6/28/2021	9,390	25,168	0.60
Baltimore, MD	University of Maryland Medical	6/29/2021	14,600	33,316	1.50
Denver, CO [5]	Centura Health (AdventHealth)	7/16/2021	70,426	259,555	0.00
Greensboro, NC [2]	Cone Health	7/19/2021	6,400	18,119	0.18
Colorado Springs, CO	Centura Health (CommonSpirit)	7/27/2021	33,400	69,526	0.00
Birmingham, AL	Community Health Systems	8/19/2021	9,250	29,942	0.24
Raleigh, NC	WakeMed Health	9/20/2021	5,780	18,280	0.70
Denver, CO	Centura Health (AdventHealth)	9/22/2021	20,250	83,604	0.00
Raleigh, NC	WakeMed Health	9/30/2021	10,000	29,178	0.22
Denver, CO	UC Health	11/15/2021	7,700	18,599	1.80
Denver, CO	Centura Health (CommonSpirit)	11/18/2021	22,400	30,185	1.60
Columbus, OH [6]	Trinity Health	12/1/2021	16,275	71,930	0.21
Nashville, TN	HCA Healthcare	12/2/2021	11,300	34,908	0.04
Colorado Springs, CO	Centura Health (CommonSpirit)	12/20/2021	10,575	44,166	0.25
Columbus, OH [3]	Trinity Health	12/28/2021	9,525	28,962	0.25
Los Angeles, CA	HCA Healthcare	12/28/2021	20,500	56,762	0.04
Nashville, TN [7]	Ascension Health	12/29/2021	19,775	85,590	0.06
Austin, TX	HCA Healthcare	12/29/2021	20,500	62,548	0.07
Atlanta, GA	Wellstar Health System	12/30/2021	4,900	11,840	0.05
Nashville, TN	HCA Healthcare	12/30/2021	54,000	74,489	1.40
Nashville, TN	HCA Healthcare	12/30/2021	20,500	32,454	1.40

Total investments in real estate			$575,811	1,540,141
1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.

2Represents a single-tenant property.
3Includes two properties.
4The Company accounted for this transaction as a financing receivable. See Note 1 to the Consolidated Financial Statements accompanying this report for more information.
5Includes three properties.
6This transaction was accounted for as a sale-leaseback, where the Company did not obtain control of the underlying real estate. The total purchase price was $16.3 million, of which $8.9 million was accounted for as an imputed lease arrangement as required under ASC 842, Leases. The remaining $7.4 million was accounted for as a financing arrangement and is included in Investment in financing receivables, net and includes its relative portion of the square feet and occupancy. See Note 1 to the Condensed Consolidated Financial Statements accompanying this report for more information.
7Includes purchase of an adjoining 2.7 acre land parcel.

Subsequent Acquisitions
On February 11, 2022, the Company acquired a 18,000 square foot medical office building in Dallas, Texas for a purchase price of $8.2 million.
2021 TIAA Joint Venture Acquisitions
The following table details the TIAA Joint Venture's acquisitions for the year ended December 31, 2021:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS	COMPANY OWNERSHIP %
Denver, CO	HCA Healthcare	3/30/2021	$14,375	59,359	0.60	50%
Colorado Springs, CO	None	4/1/2021	7,200	27,510	4.70	50%
Los Angeles, CA	MemorialCare Health	4/8/2021	31,335	57,573	0.00	50%
San Antonio, TX	CHRISTUS Health/Baptist Health	4/30/2021	13,600	45,000	0.90	50%
Los Angeles, CA	MemorialCare Health	5/10/2021	24,600	73,078	0.00	50%
Colorado Springs, CO [2]	Centura Health (CommonSpirit)	7/27/2021	9,133	23,956	1.90	50%
Denver, CO	None	10/21/2021	23,000	57,257	3.10	50%
San Antonio, TX [3]	Tenet Healthcare	12/10/2021	42,300	117,597	0.12	50%
San Antonio, TX	Tenet Healthcare	12/29/2021	6,094	22,381	0.12	50%
San Antonio, TX	Resolute Health	12/29/2021	8,850	30,542	2.00	50%

Total TIAA Joint Venture acquisitions			$180,487	514,253
1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.
2Includes purchase of an adjoining 3.0 acre land parcel.
3Includes three properties.

Capital Funding
In 2021, the Company funded $98.7 million toward the following expenditures:
•$33.4 million toward development and redevelopment of properties:
◦Memphis, Tennessee redevelopment totaled $10.1 million;
◦Dallas, Texas redevelopment totaled $7.0 million;
◦Tacoma, Washington redevelopment totaled $4.1 million;
◦Nashville, Tennessee redevelopment totaled $1.9 million;
◦reposition properties capital and tenant improvements totaled $2.1 million; and
◦tenant improvement funding for previously completed projects totaled $8.2 million.
•$19.3 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$26.4 million toward second generation tenant improvements; and
•$19.6 million toward capital expenditures. See "Trends and Matters Impacting Operating Results - Capital Expenditures" below for more detail.

The following table details the dispositions for the year ended December 31, 2021:

Dollars in thousands	DATE DISPOSED	SALES PRICE	SQUARE FOOTAGE
Los Angeles, CA [1,2]	3/11/2021	$26,000	73,906
Atlanta, GA [2]	4/12/2021	8,050	19,732
Richmond, VA [2,5]	5/18/2021	52,000	142,856
Gadsden, AL [2,3]	5/19/2021	5,500	120,192
Dallas, TX [2,4]	7/9/2021	23,000	190,160
Chicago, IL [2]	10/28/2021	13,300	95,436
Des Moines, IA [2,6]	12/8/2021	47,000	132,617
Aberdeen, SD	12/22/2021	12,750	58,285
Dallas, TX	12/23/2021	800	13,818

Total dispositions		$188,400	847,002
1Includes two properties sold to a single purchaser in two transactions which occurred on March 5 and March 11, 2021.
2Previously classified as held for sale.
3Includes three properties.
4Includes four properties and an associated land parcel sold to a single purchaser in two transactions.
5The Company deferred the tax gain through a 1031 exchange and reinvested the proceeds.
6Includes three properties and two land parcels under a single purchase agreement.

Financing Activities
Common Stock Issuances
The Company has in place an at-the-market equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. On August 6, 2021 and November 5, 2021, the Company entered into sales agreements with 12 investment banks to allow sales under its at-the-market equity offering program of up to an aggregate of $750.0 million of common stock. The Company's previous at-the-market equity program to sell up to an aggregate of $500.0 million ended in August 2021 and all remaining shares to be issued under the prior program were settled in December 2021. The following table details the Company's at-the-market activity, including forward transactions:

	WEIGHTED AVERAGE SALE PRICE per share	SHARES PRICED	SHARES SETTLED	SHARES REMAINING TO BE SETTLED	NET PROCEEDS in millions
2021	$31.09	9,763,680	10,859,539	727,400	$330.3
The 0.7 million shares remaining to be settled in forward equity arrangements are expected to be settled by October 2022 for expected gross proceeds of $23.1 million. After accounting for these settlements, the Company has approximately $686.0 million remaining available to be sold under the current sales agreements at the date of this filing.
Debt Activity
Below is a summary of the significant debt financing activity for the twelve months ended December 31, 2021. See Note 9 to the Consolidated Financial Statements for additional information on financing activities.
•The following table details the mortgage note payable activity for the twelve months ended December 31, 2021:

(dollars in millions)	TRANSACTION DATE	PRINCIPAL BORROWING/(REPAYMENT)	ENCUMBERED SQUARE FEET	CONTRACTUAL INTEREST RATE
Debt assumptions:
Los Angeles, CA	12/28/2021	$11.0	56,762	4.70%

Repayments in full:
Washington, D.C	11/1/2021	$(11.1)	62,379	4.69%
Atlanta, GA	11/5/2021	(9.6)	59,427	3.50%
		$(20.7)	121,806	4.14%
•On June 1, 2021, the Company entered into a second amendment to the Term Loan Agreement that reduced the current interest rate on the $150 million portion of the loan due 2026 from LIBOR plus a margin rate ranging from 1.45% to 2.40% (previously 1.60%) to LIBOR plus a margin rate ranging from 0.80% to 1.60% (0.95% as of December 31, 2021). With the amendment, the Company paid up front fees of approximately $0.5 million, of which $0.2 million was paid to lenders, capitalized and amortized over the remainder of the term of the loan, and $0.3 million was paid to lenders as administrative fees and was expensed in the second quarter of 2021. In addition, the amendment added a sustainability metric incentive tied to increasing the Company's properties with green building certifications.
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
Subsequent Debt Activity
On February 18, 2022, the Company repaid in full a mortgage note payable bearing interest at a rate of 4.70% that encumbered a 56,762 square foot property in California. The aggregate payoff of $12.6 million consisted of outstanding principal of $11.0 million and a "make-whole" amount of approximately $1.6 million. The unamortized premium of $0.8 million and the unamortized cost on this note of $0.1 million were written off upon payoff.

The following table details the Company's debt balances as of December 31, 2021:

	PRINCIPAL BALANCE	CARRYING BALANCE [1]	WEIGHTED YEARS TO MATURITY	CONTRACTUAL RATE	EFFECTIVE RATE
Senior Notes due 2025 [2]	$250,000	$249,040	3.3	3.88%	4.08%
Senior Notes due 2028	300,000	296,612	6.0	3.63%	3.84%
Senior Notes due 2030 [3]	300,000	296,813	8.3	2.40%	2.71%
Senior Notes due 2031	300,000	295,374	9.3	2.05%	2.24%
Total Senior Notes Outstanding	1,150,000	1,137,839	6.8	2.95%	3.18%
$700 million unsecured credit facility due 2023 [4]	210,000	210,000	1.4	LIBOR+0.90%	1.00%
$200 million unsecured term loan due 2024 [5]	200,000	199,460	2.4	LIBOR+1.00%	1.95%
$150 million unsecured term loan due 2026 [6]	150,000	149,376	4.4	LIBOR+0.95%	2.48%
Mortgage notes payable	103,664	104,650	3.4	4.26%	4.01%
Total Outstanding Notes and Bonds Payable	$1,813,664	$1,801,325	5.3	2.65%	2.78%
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
4As of December 31, 2021, the Company had $210.0 million borrowed under the Unsecured Credit Facility with a remaining borrowing capacity of $490.0 million.
5The effective interest rate includes the impact of interest rate swaps totaling $75.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Unsecured Term Loan due 2024 at a weighted average interest rate of 2.37% (plus the applicable margin rate, currently 1.00%).
6The effective interest rate includes the impact of interest rate swaps totaling $100.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Unsecured Term Loan due 2026 at a weighted average interest rate of 2.23% (plus the applicable margin rate, currently .95%).

Debt Covenant Information
The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such debt agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2021, the Company was in compliance with the financial covenant provisions under all of its various debt instruments.
As of December 31, 2021, 99.8% of the Company’s principal balances were due after 2022. Also, as of December 31, 2021, the Company's incurrence of total debt as defined in the senior notes due 2025 and 2028 [debt divided by (total assets less intangibles and accounts receivable)] was approximately 35.3% (cannot be greater than 60%) and debt service coverage [interest expense divided by (net income plus interest expense, taxes, depreciation and amortization, gains and impairments)] was approximately 5.8 times (cannot be less than 1.5x). The covenants for the Senior Notes due 2030 and 2031 are less restrictive.
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
Acquisitions and Dispositions
In 2021, the Company acquired 44 medical office buildings, including acquisitions in the TIAA Joint Venture. The total purchase price of the acquisitions was $756.3 million and the weighted average capitalization rate for these investments was 5.3%. The following paragraphs provide further detail of the acquisition activity.

During 2021, the Company (exclusive of the TIAA Joint Venture) acquired 32 medical office buildings for purchase prices totaling $575.8 million, resulting in cash consideration paid of $561.5 million.
The TIAA Joint Venture acquired 12 medical office buildings for purchase prices totaling $180.5 million, resulting in cash consideration paid of $178.0 million. The Company funded 50% of the consideration for these acquisitions.
The Company disposed of 17 properties in 2021 for sales prices totaling $188.4 million, yielding net cash proceeds of $184.2 million, net of $4.2 million of closing costs and related adjustments. The weighted average capitalization rate for these properties was 4.9%. The Company calculates the capitalization rate for dispositions as the in-place cash net operating income divided by the sales price.
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
See the Company's discussion of the 2021 acquisition and disposition activity in Note 4 to the Consolidated Financial Statements.
Development and Redevelopment Activity
In 2021, the Company funded $33.4 million toward development and redevelopment of properties, including the following:
•$10.1 million related to the redevelopment of a 110,883 square foot medical office building in Memphis, Tennessee.
•$7.0 million for the continued redevelopment on a 217,114 square foot medical office building in Dallas, Texas. The building continues to operate with in-place leases during construction.
•$4.1 million related to the redevelopment of a 23,000 square foot medical office building in Tacoma, Washington.
•$1.9 million related to the redevelopment of a 106,194 square foot medical office building in Nashville, Tennessee. The redevelopment includes the demolition of an existing 81,000 square foot medical office building in which the Company recognized an impairment charge of $5.0 million related to the existing building in 2021.
•$2.1 million for capital and tenant improvements on reposition properties.
•$8.2 million related to ongoing tenant improvements at previously completed projects.
The table below details the Company’s development activity as of December 31, 2021. The information included in the table below represents management’s estimates and expectations at December 31, 2021, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

			December 31, 2021			ESTIMATED REMAINING FUNDINGS unaudited	ESTIMATED TOTAL INVESTMENT unaudited	APPROXIMATE SQUARE FEET unaudited
Dollars in thousands	NUMBER OF PROPERTIES	INITIAL OCCUPANCY	CONSTRUCTION IN PROGRESS BALANCE	TOTAL FUNDED during the year	TOTAL AMOUNT FUNDED

Redevelopment Activity
Memphis, TN	1	Q1 2021	—	$10,052	$31,702	$2,398	$34,100	110,883
Dallas, TX	1	Q1 2022	—	7,036	7,460	9,440	16,900	110,860
Tacoma, WA	1	Q2 2022	$3,974	4,147	4,147	8,253	12,400	23,000
Nashville, TN	1	Q3 2023	—	1,846	1,846	42,154	44,000	106,194
Total			$3,974	$23,081	$45,155	$62,245	$107,400	350,937

The Company is in the planning stages with several health systems and developers regarding new development and redevelopment opportunities and expects one or more to begin in 2022. Total costs to develop or redevelop a typical medical office building can vary depending on the scope of the project, market rental terms, parking configuration, building amenities, asset type and geographic location.
The Company’s disclosures regarding projections or estimates of completion dates and leasing may not be indicative of actual results. See Note 14 to the Consolidated Financial Statements for more information on the Company’s development and redevelopment activities.

Security Deposits and Letters of Credit
As of December 31, 2021, the Company held approximately $12.6 million in letters of credit and security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon these instruments if there are any defaults under the leases.
Expiring Leases
The Company expects that approximately 20% of the leases in its portfolio will expire each year. In-place leases have a weighted average lease term of 7.4 years and a weighted average remaining lease term of 3.7 years. Demand for well-located real estate with complementary practice types and services remains consistent, and the Company's 2021 quarterly tenant retention statistics ranged from 75% to 87%. In 2022, the Company has 761 leases totaling 2.3 million square feet in its multi-tenant portfolio that are scheduled to expire. Of those leases, 93% are in on-campus buildings, which, in our experience, tend to have high tenant retention rates between 75% to 90%.
Included in the 2022 lease expirations is a 59,000 square foot fitness center leased by Baylor Scott & White Health. The fitness center is located in a 217,000 square foot on-campus medical office building. 32,419 square feet of the 59,000 square feet has been leased to a medical user. The Company expects to convert the remaining space to clinical use.
The Company continues to emphasize its contractual rent increases for in-place leases. As of December 31, 2021 and 2020, the Company's contractual rental rate growth averaged 2.87% and 2.88% for in-place leases. In addition, the Company continued to see strong quarterly weighted average rental rate growth for renewing leases ("cash leasing spread") and expects the majority of its renewals to increase between 3.0% and 4.0%. In 2021, cash leasing spreads averaged 3.4%.
In a further effort to maximize revenue growth and reduce its exposure to key expenses such as taxes and utilities, the Company carefully manages its balance of lease types. Gross leases, wherein the Company has full exposure to all operating expenses, comprise 10% of its lease portfolio. Modified gross or base year leases, in which the Company and tenant both pay a share of operating expenses, comprise 29% of the Company's leased portfolio. Net leases, in which tenants pay all allowable operating expenses, total 56% of the leased portfolio. Absolute net leases, in which one tenant pays all the building's expenses, comprise 5%.
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

The Company invested $19.6 million, or $1.15 per square foot, in capital expenditures in 2021 and $21.8 million, or $1.33 per square foot, in capital expenditures in 2020. As a percentage of cash net operating income, 2021 and 2020 capital expenditures were 6.1% and 7.3%, respectively. For a reconciliation of cash net operating income, see "Same Store Cash NOI" in the "Non-GAAP Financial Measures and Key Performance Indicators" section as part of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II of this report.

Tenant Improvements
The Company may invest in tenant improvements for the purpose of refurbishing or renovating tenant space. The Company categorizes these expenditures into first and second generation tenant improvements. As of December 31, 2021, the Company had commitments of approximately $76.1 million that are expected to be spent on tenant improvements throughout the portfolio, excluding development properties currently under construction.
First Generation Tenant Improvements & Planned Capital Expenditures for Acquisitions
First generation tenant improvements and planned capital expenditures for acquisition spending totaled $19.3 million and $20.5 million for the years ended December 31, 2021 and 2020, respectively. First generation tenant improvements include build out costs related to suite space in shell condition. Planned capital expenditures for acquisitions include expected near-term fundings that were contemplated as part of the acquisition.
Second Generation Tenant Improvements
Second generation tenant improvements spending totaled $26.4 million in 2021, or 8.3% of total cash net operating income. In 2020, this spending totaled $26.2 million, or 8.8% of total cash net operating income.
If the cost of a tenant improvement project exceeds a tenant improvement allowance, the Company generally offers the tenant the option to finance the excess over the lease term with interest or to reimburse the overage to the Company in a lump sum. In either case, such overages are amortized by the Company as rental income over the term of the lease. Interest earned on tenant overages is included in other operating income in the Company's Consolidated Statements of Income and totaled approximately $0.2 million in 2021, $0.3 million in 2020, and $0.2 million in 2019. The first and second generation tenant overage amount amortized to rent totaled approximately $5.7 million in 2021, $6.3 million in 2020, and $5.7 million in 2019.
Second generation, multi-tenant tenant improvement commitments in 2021 for renewals averaged $1.53 per square foot per lease year, ranging quarterly from $1.27 to $1.87. In 2020, these commitments averaged $1.58 per square foot per lease year, ranging quarterly from $1.48 to $1.78. In 2019, these commitments averaged $2.26 per square foot per lease year, ranging quarterly from $1.75 to $3.15.
Second generation, multi-tenant tenant improvement commitments in 2021 for new leases averaged $5.39 per square foot per lease year, ranging quarterly from $4.74 to $5.96. In 2020, these commitments averaged $5.52 per square foot per lease year, ranging quarterly from $4.07 to $6.40. In 2019, these commitments averaged $5.02 per square foot per lease year, ranging quarterly from $4.79 to $5.18.

Leasing Commissions
In certain markets, the Company may pay leasing commissions to real estate brokers who represent either the Company or prospective tenants, with commissions generally equating to 4% to 6% of the gross lease value for new leases and 2% to 4% of the gross lease value for renewal leases. In addition, the Company pays its leasing employees incentive compensation when leases are executed that meet certain leasing thresholds. External leasing commissions are amortized to property operating expense, and internal leasing costs are amortized to general and administrative expense in the Company's Consolidated Statements of Income. In 2021, the Company paid leasing commissions of approximately $11.7 million, or $0.69 per square foot. In 2020, the Company paid leasing commissions of approximately $10.4 million, or $0.64 per square foot. As a percentage of total cash net operating income, leasing commissions paid for 2021 and 2020 were 2.8% and 2.9%, respectively. The amount of leasing commissions amortized over the term of the applicable leases totaled $8.5 million, $7.4 million and $6.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Rent Abatements
Rent abatements, which generally take the form of deferred rent, are sometimes used to help induce a potential tenant to lease space in the Company's properties. Such abatements, when made, are amortized by the Company on a straight-line basis against rental income over the lease term. Rent abatements for 2021 totaled approximately $4.6 million, or $0.27 per square foot. Rent abatements for 2020 totaled approximately $2.8 million, or $0.18 per square foot. Rent abatements for 2019 totaled approximately $2.1 million, or $0.13 per square foot.
Operating Leases
As of December 31, 2021, the Company was obligated to make rental payments under operating lease agreements consisting primarily of ground leases related to 68 real estate investments, excluding those ground leases the Company has prepaid. At December 31, 2021, the Company had 109 properties totaling 9.1 million square feet that were held under ground leases with a remaining weighted average term of 69.8 years, including renewal options. These ground leases typically have initial terms of 50 to 75 years with one or more renewal options extending the terms to 75 to 100 years, with expiration dates through 2119.

Purchase Options
The Company had approximately $54.7 million in real estate properties as of December 31, 2021 that were subject to exercisable purchase options. The Company has approximately $513.7 million in real estate properties that are subject to purchase options that will become exercisable after 2021. Additional information about the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	NUMBER OF PROPERTIES		GROSS REAL ESTATE INVESTMENT AS OF DECEMBER 31, 2021
YEAR EXERCISABLE	MOB	INPATIENT	FAIR MARKET VALUE METHOD [1]	NON FAIR MARKET VALUE METHOD [2]	TOTAL
Current [3]	2	1	$54,743	$—	$54,743
2022	—	—	—	—	—
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	4	—	48,253	19,459	67,712
2026	1	—	20,202	—	20,202
2027	—	—	—	—	—
2028	1	—	41,087	—	41,087
2029	2	—	51,440	—	51,440
2030	—	—	—	—	—
2031	3	—	84,347	—	84,347
2032 and thereafter [4]	7	—	248,948	—	248,948
Total	20	1	$549,020	$19,459	$568,479
1The purchase option price includes a fair market value component that is determined by an appraisal process.
2Includes properties with stated purchase prices or prices based on fixed capitalization rates.
3These purchase options have been exercisable for an average of 14.4 years.
4 Includes two medical office buildings that are recorded in the line item Investment in financing receivable, net on the Company's Condensed Consolidated Balance Sheet.

Debt Management
The Company maintains a conservative and flexible capital structure that allows it to fund new investments and operate its existing portfolio. The Company has approximately $103.7 million of mortgage notes payable, most of which were assumed when the Company acquired properties. In 2022, the Company has no mortgage notes payable that will mature or are able to be repaid without penalty.

Impact of Inflation
The Company is subject to the risk of inflation as most of its revenues are derived from long-term leases. Most of the Company's leases provide for fixed increases in base rents or increases based on the Consumer Price Index, and require the tenant to pay all or some portion of increases in operating expenses. The Company believes that these provisions mitigate the impact of inflation. However, there can be no assurance that the Company's ability to increase rents or recover operating expenses will always keep pace with inflation. The Company's leases have a weighted average lease term remaining of approximately 3.7 years. The Company has 96.3% of leases that provide for fixed base rent increases and 2.5% that provide for Consumer Price Index-based rent increases by type as of December 31, 2021.
New Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for information on new accounting standards including both standards that the Company adopted during the year and those that have not yet been adopted. The Company continues to evaluate the impact of the new standards that have not yet been adopted.
Other Items Impacting Operations
General and administrative expenses will fluctuate quarter-to-quarter. In the first quarter of each year, general and administrative expense includes increases for certain expenses such as payroll taxes, non-cash Employee Stock Purchase Plan expense and healthcare savings account fundings. The Company expects these customary expenses to increase by approximately $0.8 million in the first quarter of 2022. Approximately $0.6 million is not expected to recur in subsequent quarters in 2022. In addition, for 2022, the Company has adopted a new incentive compensation structure in which long-term equity incentive awards comprised of restricted stock units and restricted stock are granted with forward-looking targets. The Company has historically granted long-term incentive awards comprised of restricted stock based on historic performance. Equity incentive awards with forward looking targets are valued at the time of grant. With the change from historic looking incentive awards to forward-looking incentive awards, there will be some compensation expense overlap in 2022 that is expected to increase general and administrative expense. See Note 12 to the Company's Consolidated Financial Statements for more details regarding the Company's non-vested stock grants.

Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The Company’s consolidated results of operations for 2021 compared to 2020 were significantly impacted by acquisitions, dispositions, gain on sales and impairment charges recorded on real estate properties.

Revenues
Rental income increased $28.1 million, or 5.7%, to approximately $520.3 million compared to $492.3 million in the prior year and is comprised of the following:
•Acquisitions in 2020 and 2021 contributed $37.4 million.
•A development completed in 2020 contributed $1.0 million.
•Leasing activity, including contractual rent increases, contributed $8.4 million.
•Dispositions in 2020 and 2021 resulted in a decrease of $18.7 million.

Interest from two financing receivables, net totaled $4.2 million for the year ended December 31, 2021. The Company acquired two properties during the year under sale-leaseback transactions. The sale-leasebacks did not qualify for sale accounting as a result of purchase options included within the tenant lease or ground lease. Therefore, the Company accounted for the transactions as financing receivables. See Note 1 to the Consolidated Financial Statements for more information.
Other operating income increased $2.9 million, or 39.7%, from the prior year primarily as a result of variable parking income and asset management fee income.
Expenses
Property operating expenses increased $15.8 million, or 8.0%, from the prior year primarily as a result of the following activity:
•Acquisitions in 2020 and 2021 resulted in an increase of $15.3 million.
•A development completed in 2020 resulted in an increase of $0.2 million.
•Increases in portfolio operating expenses as follows:
◦Maintenance and repair expense of $1.7 million;
◦Utilities expense of $1.6 million;
◦Compensation increase of $0.8 million;
◦Leasing commission amortization of $0.5 million; and
◦Insurance expense of $0.4 million.
•Dispositions in 2020 and 2021 resulted in a decrease of $4.7 million.
General and administrative expenses increased approximately $3.4 million, or 11.2%, from the prior year primarily as a result of the following activity:
•Compensation expense increased $2.9 million, including $0.7 million of non-cash expense.
•Increase in incentive-based awards of approximately $1.1 million.
•Other net decreases, including professional fees and other administrative costs, of $0.6 million.
Depreciation and amortization expense increased $12.3 million, or 6.4%, from the prior year primarily as a result of the following activity:
•Acquisitions in 2020 and 2021 and a development in 2020 resulted in increases of $20.3 million.
•Various building and tenant improvement expenditures caused increases of $9.6 million.
•Dispositions in 2020 and 2021 resulted in decreases of $6.7 million.
•Assets that became fully depreciated resulted in decreases of $10.9 million.

Other Income (Expense)
Other income (expense), a net expense, increased $7.8 million, or 109.0%, from the prior year mainly due to the following activity:
Gain on Sales of Real Estate Properties
Gain on sales of real estate properties totaling approximately $55.9 million and $70.4 million are associated with the sales of 12 and three real estate properties during 2021 and 2020, respectively.
Interest Expense
Interest expense decreased $3.1 million for the year ended December 31, 2021 compared to the prior year. The components of interest expense are as follows:

			CHANGE
Dollars in thousands	2021	2020	$	%
Contractual interest	$48,740	$52,656	$(3,916)	(7.4)%
Net discount/premium accretion	105	483	(378)	(78.3)%
Debt issuance costs amortization	2,873	2,704	169	6.3%
Amortization of interest rate swap settlement	168	168	—	—%
Amortization of treasury hedge settlement	427	336	91	27.1%
Interest cost capitalization	(221)	(1,142)	921	(80.6)%
Interest on lease liabilities	1,032	969	63	6.5%
Total interest expense	$53,124	$56,174	$(3,050)	(5.4)%
Contractual interest decreased $3.9 million, or 7.4%, primarily as a result of the following activity:
•The Unsecured Credit Facility accounted for a net decrease of $1.7 million.
•The Unsecured Term Loan due 2024 accounted for a net decrease of $1.6 million.
•The Unsecured Term Loan due 2026 accounted for an increase of $1.7 million.
•The issuance of Senior Notes due 2030 and the Senior Notes due 2031 accounted for an increase of $6.2 million.
•The redemption of Senior Notes due 2023 accounted for a decrease of $7.5 million.
•Mortgage notes repayments accounted for a decrease of $1.0 million.
Loss on extinguishment of debt
The Company recognized a loss on early extinguishment of debt in 2020 of approximately $21.5 million related to the redemption of the Senior Notes due 2023.
Impairment of Real Estate Assets
Impairment of real estate assets totaling approximately $17.1 million in 2021 is associated with the sales of five real estate properties and one redevelopment property.
Equity income (loss) from unconsolidated joint ventures
The Company recognizes its proportionate share of losses from the TIAA Joint Venture and its parking garage joint ventures. The losses are primarily attributable to non-cash depreciation expense. See Note 4 for more details regarding the Company's unconsolidated joint ventures.
Interest and other income (expense), net
In 2021, the Company expensed approximately $0.3 million of debt issuance costs as a result of the amendment to the Term Loan Agreement and $0.5 million of legal fees. In addition, the Company recorded approximately $0.5 million from a forfeited earnest money deposit and recognized $0.2 million in interest income on cash deposits.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The Company's discussion regarding the comparison of the year ended December 31, 2020 compared to the year ended December 31, 2019 was previously disclosed beginning on page 33 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 10, 2021, and is incorporated herein by reference.

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
Management believes FFO, Normalized FFO, FFO per share, Normalized FFO per share and FAD ("Non-GAAP Measures") provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily gains on sales of real estate, impairments and depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Non-GAAP Measures can facilitate comparisons of operating performance between periods. The Company reports Non-GAAP Measures because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these Non-GAAP Measures. However, none of these measures represent cash generated from operating activities determined in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs. Further, these measures should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity.
The table below reconciles net income attributable to common stockholders to FFO, Normalized FFO and FAD for the years ended December 31, 2021, 2020, and 2019.

	YEAR ENDED DECEMBER 31,
Amounts in thousands, except per share data	2021	2020	2019
Net income	$66,659	$72,195	$39,185
Gain on sales of real estate assets	(55,940)	(70,361)	(25,101)
Impairments	17,101	—	5,617
Real estate depreciation and amortization	208,155	194,574	180,715
Proportionate share of unconsolidated joint ventures	5,541	564	321
FFO	241,516	196,972	200,737
Acquisition and pursuit costs [1]	3,930	2,561	1,742
Lease intangible amortization	162	690	147
Accelerated stock awards [2]	—	—	2,854
Non-routine legal costs/forfeited earnest money received [3]	(35)	—	—
Debt financing costs [4]	283	21,920	760
Proportionate share of unconsolidated joint ventures	225	16	—
Normalized FFO	246,081	222,159	206,240
Non-real estate depreciation and amortization	2,397	3,154	3,269
Non-cash interest expense amortization [5]	3,182	3,691	2,866
Provision for bad debt, net	73	207	167
Straight-line rent income, net	(4,303)	(2,245)	(1,463)
Share-based compensation	10,729	9,922	9,519
Proportionate share of unconsolidated joint ventures	(1,357)	27	32
Normalized FFO adjusted for non-cash items	256,802	236,915	220,630
2nd Generation tenant improvements	(26,363)	(26,209)	(28,690)
Leasing commissions paid	(11,742)	(10,369)	(11,329)
Capital expenditures	(19,582)	(21,758)	(17,158)
Maintenance cap ex	(57,687)	(58,336)	(57,177)
FAD	$199,115	$178,579	$163,453
FFO per common share - diluted	$1.68	$1.46	$1.56
Normalized FFO per common share - diluted	$1.71	$1.65	$1.60
Weighted average common shares outstanding - diluted [6]	143,618	134,835	128,863
1Acquisition and pursuit costs include third party and travel costs related to the pursuit of acquisitions and developments.
2The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in a $2.9 million charge for the acceleration of his outstanding nonvested share-based awards and associated taxes.
3Non-routine legal costs include expenses related to disputes with a contractor and a tenant relating to a violation of use restrictions. Forfeited earnest money received related to a disposition that did not close.
4Amount for 2020 includes the loss on extinguishment of debt on the extinguishment of the Senior Notes due 2023 of $21.5 million and double interest incurred on the timing of issuance of the Senior Notes due 2031 and the redemption of the Senior Notes due 2023 of $0.4 million.
5Includes the amortization of deferred financing costs, discounts and premiums.
6The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 907,393, 828,506, and 779,081 for the years ended December 31, 2021, 2020, and 2019, respectively.

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
During the year ended December 31, 2021, the Company's reposition pool decreased by five properties to a total of five properties. Two properties were reclassified from reposition into the same store pool, one property was removed as part of a redevelopment project where it will be demolished, and two properties were sold.
The Company's same store calculation included 178 properties with a gross investment of $3.8 billion. Cash NOI for the years ended December 31, 2021 and 2020 was $273.8 million and $267.5 million, respectively, resulting in year-over-year growth of 2.3%
The following tables reconcile same store cash NOI to the respective line items in the Consolidated Statements of Income and the same store property count to the total owned real estate portfolio:

Reconciliation of Same Store Cash NOI

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2021	2020	PERCENTAGE GROWTH
Net income	$66,659	$72,195
Other income (expense)	15,089	7,220
General and administrative expense	34,152	30,704
Depreciation and amortization expense	202,714	190,435
Other expenses [1]	14,164	12,325
Straight-line rent revenue	(5,801)	(3,735)
Joint venture properties	4,041	233
Other revenue [2]	(8,117)	(7,417)
Cash NOI	322,901	301,960	6.9%
Cash NOI not included in same store	(46,078)	(30,474)
Same store and reposition cash NOI	276,823	271,486	2.0%
Reposition NOI	(3,066)	(3,942)	(22.2)%
Same store cash NOI	$273,757	$267,544	2.3%
1Includes acquisition and pursuit costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization, non-cash adjustments for financing receivables and ground lease straight-line rent.
2Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Property Count

	AS OF DECEMBER 31, 2021
Dollars and square feet in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Same store properties	178	$3,847,502	13,428	88.8%
Acquisitions	57	1,012,386	2,742	89.7%
Development completions	2	87,725	262	71.5%
Reposition	5	100,371	588	59.7%
Total owned real estate properties	242	$5,047,984	17,020	87.7%
1Gross investment excludes land held for development, construction in progress, corporate property, and investment in financing receivables. Gross investment also includes a $8.9 million imputed lease included in the financing lease right-of-use assets. See Note 1 to the Consolidated Financial Statements for more details on the transaction.

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
As of December 31, 2021 and 2020, the Company's Consolidated Balance Sheets include capitalized pursuit costs relating to potential developments totaling $5.1 million and $6.8 million respectively. The Company expensed costs related to the pursuit of acquisitions totaling $2.6 million, $1.0 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, the Company expensed costs related to the pursuit of developments totaling $1.4 million, $1.6 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Valuation of Long-Lived Assets Held and Used, Unconsolidated Joint Ventures, Intangible Assets and Goodwill
Long-Lived Assets Held and Used
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
In addition, at least annually, the Company assesses whether there were indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s investments, including unconsolidated joint ventures, may have been impaired. The investment’s value would have been impaired only if management’s estimate of the fair value of the Company’s investment was less than its carrying value. To the extent impairment had occurred, a loss would have been recognized for the excess of its carrying amount over its fair value.
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
The Company also performs an annual goodwill impairment review. The Company's reviews are performed as of December 31 of each year. The Company's 2021 and 2020 reviews indicated that no impairment had occurred with respect to the Company's $3.5 million goodwill asset.

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
The Company recorded impairment charges totaling $17.1 million for the year ended December 31, 2021 related to real estate properties and other long-lived assets. The impairment charges related to five properties sold and one property being redeveloped in 2021. The Company did not record any impairment charges in 2020.
Valuation of Asset Acquisitions
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

Depreciation of Real Estate Assets and Amortization of Related Intangible Assets
As of December 31, 2021, the Company had gross investments of approximately $4.7 billion in depreciable real estate assets and related intangible assets. When real estate assets and related intangible assets are acquired or placed in service, they must be depreciated or amortized. Management’s judgment involves determining which depreciation method to use, estimating the economic life of the building and improvement components of real estate assets, and estimating the value of intangible assets acquired when real estate assets are purchased that have in-place leases.
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

Revenue Recognition
The Company's primary source of revenue is derived by non-cancelable leases. When a lease is executed, the terms and conditions of the lease are assessed to determine the appropriate accounting classification. As of December 31, 2021, all of the Company's leases, where the Company is the lessor, are classified as operating leases. Operating leases are recognized on the straight-line basis over the term of the related lease, including periods where a tenant is provided a rent concession. Operating expense recoveries, which includes reimbursements for building specific operating expenses, are recognized as revenue in the period in which the related expenses are incurred. The Company generally expects that collectibility is probable at lease commencement. If the assessment of collectibility changes after the lease commencement date and Rental income is not considered probable, Rental income is recognized on a cash basis and all previously recognized uncollectible Rental income is reversed in the period in which it is determined not to be probable of collection. In addition to the lease-specific collectibility assessment performed under Topic 842, the Company may also apply a general reserve ("provision for bad debt"), as a reduction to Rental income, for its portfolio of operating lease receivables.
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
As of December 31, 2021, $1.4 billion of the Company’s $1.8 billion of outstanding debt bore interest at fixed rates, including the Company’s interest rate swaps which convert portions of the Unsecured Term Loan due 2024 and the Unsecured Term Loan due 2026 from variable interest to fixed interest rates.
The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			IMPACT ON EARNINGS AND CASH FLOW
Dollars in thousands	OUTSTANDING PRINCIPAL BALANCE as of Dec. 31, 2021	CALCULATED ANNUAL INTEREST	ASSUMING 10% INCREASE in market interest rates	ASSUMING 10% DECREASE in market interest rates
Variable Rate Debt
Unsecured Credit Facility	$210,000	$1,998	$(200)	$200
Unsecured Term Loan due 2024 [1]	125,000	1,312	(131)	131
Unsecured Term Loan due 2026 [2]	50,000	525	(52)	52
	$385,000	$3,835	$(383)	$383
1As of December 31, 2021, the Company had interest rate swaps that fix the interest rate of $75.0 million of the $200 million Unsecured Term Loan due 2024.
2As of December 31, 2021, the Company had interest rate swaps that fix the interest rate of $100.0 million of the $150 million Unsecured Term Loan due 2026.

		FAIR VALUE
Dollars in thousands	CARRYING VALUE as of Dec. 31, 2021 [2]	DEC. 31, 2021	ASSUMING 10% INCREASE in market interest rates	ASSUMING 10% DECREASE in market interest rates	DEC. 31, 2020 [1]
Fixed Rate Debt
Unsecured Term Loan due 2024 [3]	$74,459	$76,148	$75,885	$76,416	$77,849
Unsecured Term Loan due 2026 [4]	99,377	102,049	101,335	102,741	105,481
Senior Notes due 2025	249,040	253,110	250,427	255,888	259,156
Senior Notes due 2028	296,612	311,594	307,085	316,329	325,150
Senior Notes due 2030	296,813	288,886	283,090	294,723	302,239
Senior Notes due 2031	295,374	275,696	269,203	282,429	288,789
Mortgage Notes Payable	104,650	104,634	103,794	105,479	121,347
	$1,416,325	$1,412,117	$1,390,819	$1,434,005	$1,480,011
1Fair values as of December 31, 2021 represent fair values of obligations that were outstanding as of that date, and do not reflect the effect of any subsequent changes in principal balances and/or additions or extinguishments of instruments.
2Balances are presented net of discounts and debt issuance costs and including premiums. The fair value presented is based on Level 2 inputs defined as model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
3As of December 31, 2021, the Company had interest rate swaps that fix the interest rate of $75.0 million of the $200 million Unsecured Term Loan due 2024.
4As of December 31, 2021, the Company had interest rate swaps that fix the interest rate of $100.0 million of the $150 million Unsecured Term Loan due 2026.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Healthcare Realty Trust Incorporated (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 22, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Asset Impairment - Identification of Triggering Events for Real Estate Properties
The Company recorded total real estate investments, net, of approximately $3.8 billion as of December 31, 2021. As described in Notes 1 and 6 to the Company's consolidated financial statements, the Company assesses the potential for impairment of long-lived assets, including real estate properties, whenever events occur, or a change in circumstances indicates, that the carrying value might not be fully recoverable ("triggering events"). If management determines that a triggering event exists, the estimated current and projected operating cash flows of the property are compared to the property's net carrying value which may result in an impairment charge.

We identified management’s assessment of qualitative indicators of potential impairment triggering events for real estate properties as a critical audit matter. Qualitative indicators of impairment may include significant changes in the Company’s use of properties or the strategy for its overall business, plans to sell a property before its depreciable life has ended, or negative economic or industry trends for the Company or its operators. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over management’s identification of changes in circumstances that could indicate the carrying amounts of real estate properties may not be fully recoverable.
•Assessing the reasonableness of management’s key assumptions with respect to qualitative factors including potential sales of properties based on offers received, changes in the use of the Company’s properties, and evidence of negative economic or industry trends, used to determine whether triggering events had occurred.
•Reviewing internal documentation to assess whether additional triggering factors were present.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

Nashville, Tennessee
February 22, 2022

Healthcare Realty Trust Incorporated
Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	DECEMBER 31,
	2021	2020
Real estate properties
Land	$387,918	$362,695
Buildings, improvements and lease intangibles	4,458,119	4,220,297
Personal property	11,761	11,195
Investment in financing receivables, net	186,745	—
Financing lease right-of-use assets	31,576	19,667
Construction in progress	3,974	—
Land held for development	24,849	27,226
Total real estate investments	5,104,942	4,641,080
Less accumulated depreciation	(1,338,743)	(1,239,224)
Total real estate investments, net	3,766,199	3,401,856
Cash and cash equivalents	13,175	15,303
Assets held for sale, net	57	20,646
Operating lease right-of-use assets	128,386	125,198
Investments in unconsolidated joint ventures	161,942	73,137
Other assets, net	189,160	176,120
Total assets	$4,258,919	$3,812,260

LIABILITIES AND STOCKHOLDERS' EQUITY
	DECEMBER 31,
	2021	2020
Liabilities
Notes and bonds payable	$1,801,325	$1,602,769
Accounts payable and accrued liabilities	86,108	81,174
Liabilities of properties held for sale	294	1,216
Operating lease liabilities	96,138	92,273
Financing lease liabilities	22,551	18,837
Other liabilities	67,387	67,615
Total liabilities	2,073,803	1,863,884
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 300,000 shares authorized; 150,457 and 139,487 shares issued and outstanding at December 31, 2021 and 2020, respectively.	1,505	1,395
Additional paid-in capital	3,972,917	3,635,341
Accumulated other comprehensive loss	(9,981)	(17,832)
Cumulative net income attributable to common stockholders	1,266,158	1,199,499
Cumulative dividends	(3,045,483)	(2,870,027)
Total stockholders’ equity	2,185,116	1,948,376
Total liabilities and stockholders' equity	$4,258,919	$3,812,260
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Income
Amounts in thousands, except per share data

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Revenues
Rental income	$520,334	$492,262	$462,225
Interest from financing receivables, net	4,192	—	—
Other operating	10,291	7,367	8,073
	534,817	499,629	470,298
Expenses
Property operating	212,273	196,514	180,005
General and administrative	34,152	30,704	34,826
Acquisition and pursuit costs	3,930	2,561	1,742
Depreciation and amortization	202,714	190,435	177,859
	453,069	420,214	394,432
Other income (expense)
Gain on sales of real estate properties	55,940	70,361	25,101
Interest expense	(53,124)	(56,174)	(55,435)
Loss on extinguishment of debt	—	(21,503)	—
Impairment of real estate properties	(17,101)	—	(5,617)
Equity loss from unconsolidated joint ventures	(795)	(463)	(19)
Interest and other income (expense), net	(9)	559	(711)
	(15,089)	(7,220)	(36,681)
Net income	$66,659	$72,195	$39,185

Basic earnings per common share	$0.45	$0.52	$0.29
Diluted earnings per common share	$0.45	$0.52	$0.29

Weighted average common shares outstanding - basic	142,637	133,930	128,000
Weighted average common shares outstanding - diluted	142,710	134,007	128,084
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Comprehensive Income
Amounts in thousands

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Net income	$66,659	$72,195	$39,185
Other comprehensive income (loss)
Interest rate swaps
Reclassification adjustment for losses included in net income (interest expense)	4,472	3,472	319
Gains (losses) arising during the period on interest rate swaps	3,379	(10,862)	(5,592)
Losses on settlement of treasury rate locks arising during the period	—	(4,267)	—
	7,851	(11,657)	(5,273)
Comprehensive income	$74,510	$60,538	$33,912
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Equity
Amounts in thousands, except per share data

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2018	$—	$1,253	$3,180,284	$(902)	$1,088,119	$(2,552,112)	$1,716,642
Issuance of stock, net of costs	—	92	295,764	—	—	—	295,856
Common stock redemption	—	(1)	(3,317)	—	—	—	(3,318)
Share-based compensation	—	3	12,272	—	—	—	12,275
Net income	—	—	—	—	39,185	—	39,185
Loss on interest rate swaps	—	—	—	(5,273)	—	—	(5,273)
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(155,358)	(155,358)
Balance at December 31, 2019	—	1,347	3,485,003	(6,175)	1,127,304	(2,707,470)	1,900,009
Issuance of stock, net of costs	—	47	142,123	—	—	—	142,170
Common stock redemption	—	(1)	(1,705)	—	—	—	(1,706)
Share-based compensation	—	2	9,920	—	—	—	9,922
Net income	—	—	—	—	72,195	—	72,195
Loss on interest rate swaps and treasury locks	—	—	—	(11,657)	—	—	(11,657)
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	(162,557)	(162,557)
Balance at December 31, 2020	—	1,395	3,635,341	(17,832)	1,199,499	(2,870,027)	1,948,376
Issuance of stock, net of costs	—	109	330,933	—	—	—	331,042
Common stock redemption	—	(1)	(4,084)	—	—	—	(4,085)
Share-based compensation	—	2	10,727	—	—	—	10,729
Net income	—	—	—	—	66,659	—	66,659
Gain on interest rate swaps and treasury locks	—	—	—	7,851	—	—	7,851
Dividends to common stockholders ($1.21 per share)	—	—	—	—	—	(175,456)	(175,456)
Balance at December 31, 2021	$—	$1,505	$3,972,917	$(9,981)	$1,266,158	$(3,045,483)	$2,185,116
See accompanying notes.

Healthcare Realty Trust Incorporated
Consolidated Statements of Cash Flows
Amounts in thousands

	YEAR ENDED DECEMBER 31,
OPERATING ACTIVITIES	2021	2020	2019
Net income	$66,659	$72,195	$39,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202,714	190,435	177,859
Other amortization	3,793	4,381	3,013
Share-based compensation	10,729	9,922	12,275
Amortization of straight-line rent receivable (lessor)	(5,801)	(3,735)	(3,000)
Amortization of straight-line rent on operating leases (lessee)	1,498	1,490	1,537
Gain on sales of real estate properties	(55,940)	(70,361)	(25,101)
Loss on extinguishment of debt	—	21,503	—
Impairment of real estate properties	17,101	—	5,617
Equity loss from unconsolidated joint ventures	795	463	19
Distributions from unconsolidated joint ventures	—	193	381
Proceeds from disposition of sales-type lease properties	—	244,454	—
Non-cash interest from financing receivable	(391)	—	—
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(11,436)	(727)	(8,573)
Accounts payable and accrued liabilities	(839)	4,555	2,752
Other liabilities	3,747	(4,679)	7,174
Net cash provided by operating activities	232,629	470,089	213,138

INVESTING ACTIVITIES
Acquisitions of real estate	(365,943)	(397,349)	(380,274)
Development of real estate	(4,029)	(3,089)	(25,985)
Additional long-lived assets	(100,689)	(93,963)	(64,670)
Investments in unconsolidated joint ventures	(89,600)	(65,663)	—
Investment in financing receivable	(186,433)	—	—
Proceeds from sales of real estate properties	184,221	4,898	52,401
Net cash used in investing activities	(562,473)	(555,166)	(418,528)

FINANCING ACTIVITIES
Net borrowings (repayments) on unsecured credit facility	210,000	(293,000)	31,000
Borrowings on term loan	—	150,000	50,000
Borrowings of notes and bonds payable	—	596,562	—
Repayments of notes and bonds payable	(24,557)	(47,845)	(13,857)
Redemption of notes and bonds payable	—	(270,386)	—
Dividends paid	(175,456)	(162,557)	(155,358)
Net proceeds from issuance of common stock	331,119	142,000	295,946
Common stock redemptions	(3,803)	(1,436)	(5,097)
Settlement of treasury rate locks	—	(4,267)	—
Debt issuance and assumption costs	(405)	(5,931)	(4,589)
Payments made on finance leases	(9,182)	(3,417)	(379)
Net cash provided by financing activities	327,716	99,723	197,666
Investment in financing receivable
(Decrease) increase in cash and cash equivalents	(2,128)	14,646	(7,724)
Cash and cash equivalents cash at beginning of period	15,303	657	8,381
Cash and cash equivalents at end of period	$13,175	$15,303	$657

Supplemental Cash Flow Information
Interest paid	$49,443	$52,787	$53,978
Mortgage notes payable assumed upon acquisition (adjusted to fair value)	$11,790	$36,536	$—
Invoices accrued for construction, tenant improvements and other capitalized costs	$17,655	$14,935	$17,294
Capitalized interest	$221	$1,142	$1,411
See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the “Company”) is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States of America. The Company had gross investments of approximately $5.1 billion in 242 real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development, and corporate property as of December 31, 2021. The Company’s 242 real estate properties are located in 23 states and total approximately 17.0 million square feet. In addition, the Company's unconsolidated joint venture with Teachers Insurance and Annuity Association ("TIAA") owns 16 buildings (the "TIAA Joint Venture"). Square footage and property count disclosures in these Notes to the Company's Consolidated Financial Statements are unaudited.

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
As of December 31, 2021, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 4 for more details regarding the Company's unconsolidated joint ventures.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

acquisition is allocated among land, buildings, tenant improvements, lease and other intangibles, and personal property as applicable.
During 2021 and 2020, the Company eliminated against accumulated depreciation approximately $16.3 million and $21.2 million, respectively, of fully amortized real estate intangibles that were initially recorded as a component of certain real estate acquisitions. Also during 2021, approximately $9.9 million of fully depreciated tenant and capital improvements that were no longer in service were eliminated against accumulated depreciation. In addition, during 2021, the Company eliminated against accumulated depreciation approximately $7.1 million of a fully depreciated building that is being demolished and redeveloped. See Note 14 for additional details.
Depreciation expense of real estate properties for the three years ended December 31, 2021, 2020 and 2019 was $170.0 million, $162.4 million and $152.6 million, respectively. Depreciation and amortization of real estate assets in place as of December 31, 2021, is provided for on a straight-line basis over the asset’s estimated useful life:

Land improvements	3.0 to 39.0 years
Buildings and improvements	3.3 to 44.0 years
Lease intangibles (including ground lease intangibles)	1.4 to 99.0 years
Personal property	3.0 to 20.0 years
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

Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company's land held for development included seven parcels as of December 31, 2021 and eight parcels as of December 31, 2020. The Company’s investments in land held for development totaled approximately $24.8 million as of December 31, 2021 and $27.2 million as of December 31, 2020. The current land that is held for development is located adjacent to certain of the Company's existing medical office buildings in Texas, Tennessee, Georgia and Colorado.

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
All of these intangible assets (above- or below-market lease, tenant improvement costs avoided, leasing costs avoided, rental income lost, and expenses recovered through in-place lessee reimbursements) are estimated and recorded in amounts equal to the present value of estimated future cash flows. The actual purchase price is allocated based on the various relative asset fair values described above.
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

Fair Value of Derivative Financial Instruments
Derivative financial instruments are recorded at fair value on the Company's Consolidated Balance Sheets as other assets or other liabilities. The valuation of derivative instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. Fair values of derivatives are estimated by pricing models that consider the forward yield curves and discount rates. The fair value of the Company's forward starting interest rate swap contracts are estimated by pricing models that consider foreign trade rates and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) into earnings once the underlying hedged transaction is recognized in earnings. As of December 31, 2021 and 2020, the Company had $10.0 million and $17.8 million, respectively, recorded in accumulated other comprehensive loss related to forward starting interest rate swaps entered into and settled during 2015 and 2020 and a hedge of the Company's variable rate debt. See Note 10 for additional information.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash includes cash held in escrow in connection with proceeds from the sales of certain real estate properties. The Company did not have any restricted cash for the year ended December 31, 2021. The Company had restricted cash during the year ended December 31, 2020, however it was reinvested for real estate acquisitions prior to the ending balance sheet date.
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
Identifiable intangible assets of the Company are comprised of enterprise goodwill, in-place lease intangible assets, customer relationship intangible assets, and debt issuance costs. In-place lease and customer relationship intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Debt issuance costs are amortized over the term of the debt instrument on the effective interest method or the straight-line method when the effective interest method is not applicable. Goodwill is not amortized but is evaluated annually as of December 31 for impairment. Both the 2021 and 2020 impairment evaluations indicated that no impairment had occurred with respect to the $3.5 million goodwill asset. See Note 8 for more detail on the Company’s intangible assets.

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

Accumulated Other Comprehensive Income (Loss)
Certain items must be included in comprehensive income, including items such as foreign currency translation adjustments, minimum pension liability adjustments, derivative instruments and unrealized gains or losses on available-for-sale securities. As of December 31, 2021, the Company’s accumulated other comprehensive income (loss) consists of the loss for changes in the fair value of active derivatives designated as cash flow hedges and the loss on the unamortized settlement of forward starting swaps and treasury hedges. See Note 10 for more details on the Company's derivative financial instruments.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Revenue that is accounted for under Topic 606 is segregated on the Company’s Consolidated Statements of Income in the Other operating line item. This line item includes parking income, property lease guaranty income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2021	2020	2019
Type of Revenue
Parking income	$7,859	$6,720	$7,520
Property lease guaranty income	—	—	128
Management fee income	2,049	343	270
Miscellaneous	383	304	155
	$10,291	$7,367	$8,073
The Company’s three major types of revenue that are accounted for under Topic 606 that are listed above are all accounted for as the performance obligation is satisfied. The performance obligations that are identified for each of these items are satisfied over time and the Company recognizes revenue monthly based on this principle.
Management fee income includes property management services provided to third parties and certain of the properties in the Company's unconsolidated joint ventures and is generally calculated, accrued and billed monthly based on a percentage of cash collections of tenant receivables for the month or a stated amount per square foot. Management fee income also includes amounts paid to the Company for its asset management services for its TIAA unconsolidated joint venture. Internal management fee income, where the Company manages its owned properties, is eliminated in consolidation.
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

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2021	2020	2019
Property operating income	$488,479	$453,699	$415,142
Single-tenant	26,054	34,828	44,083
Straight-line rent	5,801	3,735	3,000
Rental income	$520,334	$492,262	$462,225

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
The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expenses. No such amounts were recognized during the three years ended December 31, 2021.
Federal tax returns for the years 2018, 2019, 2020 and 2021 are currently subject to examination by taxing authorities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

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
Reclassifications
Certain reclassifications have been made on the Company's Consolidated Balance Sheets for the Financing lease right-of-use assets. Previously, the Company's Financing lease right-of-use assets were classified as a separate line on the Company's Consolidated Balance Sheet. These amounts are now classified as a separate line within the Total real estate investments section on the Company's Consolidated Balance Sheets.

	YEAR ENDED DECEMBER 31, 2020
In thousands	As previously reported	As reclassified

Total real estate investments	$4,621,413	$4,641,080

Financing lease right-of-use assets	19,667	—

Total assets	3,812,260	3,812,260
Investments in Financing Receivables, Net
In accordance with Accounting Standards Codification ("ASC") 842, for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller (i.e., a sale-leaseback transaction), control of the asset is not considered to have transferred when the seller-lessee has a purchase option. As a result, the Company does not recognize the underlying real estate asset but instead recognizes a financial asset in accordance with ASC 310 “Receivables”.

In 2021, the Company acquired four medical office buildings in separate sale-leaseback transactions which were accounted for as an investment in financing receivable, net. Details and locations surrounding these transactions are as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

•A San Diego, California transaction that was fully leased by the seller-lessee who had a purchase option and therefore control was not considered to be transferred under GAAP. The transaction was accounted for as a financing receivable, and recorded on the Condensed Consolidated Balance Sheet in the line item Investment in financing receivables, net and totaled $105.4 million as of December 31, 2021. The Company evaluated the impact of ASC 326, "Credit Losses" to the financing receivables, and the amount calculated was determined to be immaterial and therefore not recorded.
•A Columbus, Ohio transaction with a purchase price of $16.3 million that was a multi-tenant building in which the seller-lessee had a purchase option and therefore control was not considered to be transferred under GAAP. The seller-lessee only occupied a portion of the building. The value of that portion of the building was accounted for as a financing receivable and recorded on the Condensed Consolidated Balance Sheet in the line item Investment in financing receivables, net and totaled $7.4 million as of December 31, 2021. The remaining portion of the building totaling $8.9 million and was accounted for as an imputed lease with the seller. The imputed lease was classified as a finance lease and was included in the Company's Financing lease right-of-use assets. The Company evaluated the impact of ASC 326, "Credit Losses" to the financing receivables, and the amount calculated was determined to be immaterial and therefore not recorded.
•Two transactions in Nashville, Tennessee of two medical office buildings in separate sale-leaseback transactions in which both buildings were not fully completed. Therefore, control was not considered to be transferred under GAAP. The properties were accounted for as financing receivables and recorded on the Condensed Consolidated Balance Sheet in the line item Investment in financing receivables, net and totaled $73.9 million as of December 31, 2021. The Company evaluated the impact of ASC 326, "Credit Losses" to the financing receivables, and the amount calculated was determined to be immaterial and therefore not recorded.
Income from Financing Receivables, net
The Company recognizes the related interest income from the financing receivable based on an imputed interest rate over the terms of the applicable lease. As a result, the interest recognized from the financing receivable will not equal the cash payments from the lease. Acquisition costs incurred in connection with entering into the financing receivable are treated as loan origination fees. These costs are classified with the financing receivable and are included in the balance of the net investment. Amortization of these amounts will be recognized as a reduction to Interest income from financing receivable, net over the life of the lease.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

2. Property Investments
The Company invests in healthcare-related properties located throughout the United States. The Company provides management, leasing, development and redevelopment services, and capital for the construction of new facilities as well as for the acquisition of existing properties. The following table summarizes the Company’s consolidated investments at December 31, 2021.

Dollars in thousands	NUMBER OF PROPERTIES	LAND	BUILDINGS, IMPROVEMENTS, AND LEASE INTANGIBLES	PERSONAL PROPERTY	TOTAL	ACCUMULATED DEPRECIATION
Seattle, WA	27	$60,017	$607,269	$698	$667,984	$(137,982)
Dallas, TX	22	24,242	506,408	598	531,248	(200,711)
Los Angeles, CA	16	65,598	289,431	432	355,461	(107,855)
Charlotte, NC	16	4,200	178,997	105	183,302	(80,714)
Atlanta, GA	15	14,517	294,938	80	309,535	(43,384)
Denver, CO	18	25,225	285,633	543	311,401	(46,561)
Houston, TX	11	22,268	156,531	95	178,894	(56,307)
Washington, D.C.	7	1,736	161,505	34	163,275	(36,401)
Nashville, TN	10	33,486	217,008	1,417	251,911	(80,657)
Memphis, TN	10	13,343	161,495	235	175,073	(51,486)
Indianapolis, IN	4	3,300	118,058	13	121,371	(34,527)
Honolulu, HI	3	8,327	137,154	169	145,650	(47,821)
Austin, TX	6	18,737	111,390	129	130,256	(31,088)
San Francisco, CA	3	14,054	108,933	43	123,030	(28,393)
Richmond, VA	6	—	110,060	123	110,183	(41,513)
Des Moines, IA	4	8,067	91,394	99	99,560	(33,940)
San Diego, CA	4	19,123	54,540	12	73,675	(3,774)
Colorado Springs, CO	7	7,131	112,276	25	119,432	(21,256)
San Antonio, TX	6	6,487	91,202	398	98,087	(45,756)
Chicago, IL	2	—	60,846	81	60,927	(20,204)
Other (15 markets)	45	38,060	603,051	894	642,005	(182,226)
	242	387,918	4,458,119	6,223	4,852,260	(1,332,556)

Construction in progress	—	—	3,974	—	3,974	—
Land held for development	—	24,849	—	—	24,849	(1,166)
Financing lease right-of-use assets	—	—	—	—	31,576	—
Investment in financing receivables, net	—	—	—	—	186,745	—
Corporate property	—	—	—	5,538	5,538	(5,021)
Total real estate investments	242	$412,767	$4,462,093	$11,761	$5,104,942	$(1,338,743)

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
The Company's leases typically have escalators that are either based on a stated percentage or an index such as CPI (consumer price index). In addition, most of the Company's leases include nonlease components such as reimbursement of operating expenses as additional rent or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the year ended December 31, 2021 was $520.3 million.
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
Tabular Disclosure of the Components of Sales-Type Leases
The table below represents the components of sales-type leases for the year ended December 31, 2020:

	SALES-TYPE LEASES
Dollars in thousands	2020
Profit recognized at commencement date	$68,282	Gain on sales of real estate assets
Interest income	3,007	Rental income

Future minimum lease payments under the non-cancelable operating leases, excluding any reimbursements, as of December 31, 2021 are as follows:

In thousands
2022	$379,180
2023	323,863
2024	252,145
2025	199,630
2026	148,550
2027 and thereafter	347,962
$1,651,330

Revenue Concentrations
The Company’s real estate portfolio is leased to a diverse tenant base. The Company did not have any customers that account for 10% or more of the Company's revenues for the years ended December 31, 2021, 2020 and 2019.

Purchase Option Provisions
Certain of the Company’s leases include purchase option provisions. The provisions vary by agreement but generally allow the lessee to purchase the property covered by the agreement at fair market value or an amount equal to the Company’s gross investment. The Company expects that the purchase price from its purchase options will be greater than its net investment in the properties at the time of potential exercise by the lessee. The Company had investments of approximately $54.7 million in three real estate properties as of December 31, 2021 that were subject to purchase options that were exercisable.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Lessee Accounting Under ASC 842
As of December 31, 2021, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of December 31, 2021, the Company had 109 properties totaling 9.1 million square feet that were held under ground leases. Some of the ground leases renewal terms are based on fixed rent renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on the Consumer Price Index. The Company had 41 prepaid ground leases as of December 31, 2021. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.6 million for the year ended December 31, 2021, 2020 and 2019 respectively.
The Company’s future lease payments (primarily for its 68 non-prepaid ground leases) as of December 31, 2021 were as follows:

In thousands	OPERATING	FINANCING
2022	$5,030	$889
2023	5,071	901
2024	5,130	925
2025	5,174	942
2026	5,201	954
2027 and thereafter	306,963	97,813
Total undiscounted lease payments	332,569	102,424
Discount	(236,431)	(79,873)
Lease liabilities	$96,138	$22,551

The following table provides details of the Company's total lease expense for the year ended December 31, 2021:

In thousands	YEAR ENDED Dec. 31, 2021	YEAR ENDED Dec. 31, 2020
Operating lease cost
Operating lease expense	$4,765	$4,710
Variable lease expense	3,929	3,556

Finance lease cost
Amortization of right-of-use assets	388	324
Interest on lease liabilities	1,032	969
Total lease expense	$10,114	$9,559

Other information
Operating cash flows outflows related to operating leases	$7,706	$6,912
Operating cash flows outflows related to financing leases	$809
Financing cash flows outflows related to financing leases	$9,182	$3,417
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,827	$7,212
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,298	$1,976

Weighted-average remaining lease term (excluding renewal options) - operating leases	47.6	48.6
Weighted-average remaining lease term (excluding renewal options) -finance leases	62.1	64.5
Weighted-average discount rate - operating leases	5.6%	5.7%
Weighted-average discount rate - finance leases	5.3%	5.4%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

4. Acquisitions, Dispositions and Mortgage Repayments
2021 Acquisitions
The following table details the Company's acquisitions for the year ended December 31, 2021:

Dollars in thousands	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE [2]	MORTGAGES ASSUMED [3]	CASH CONSIDERATION [4]	REAL ESTATE [2]	OTHER [5]	SQUARE FOOTAGE unaudited
San Diego, CA [6]	MOB	1/7/21	$17,150	$—	$17,182	$17,182	$—	22,461
Dallas, TX [8]	MOB	2/1/21	22,515	—	22,299	22,641	(342)	121,709
Atlanta, GA [8]	MOB	2/17/21	9,800	—	10,027	10,073	(46)	44,567
Washington, D.C.	MOB	3/3/21	12,750	—	12,709	12,658	51	26,496
Houston, TX	MOB	5/14/21	13,500	—	12,986	13,379	(393)	45,393
San Diego, CA [6,7]	MOB	5/28/21	102,650	—	103,984	104,629	(645)	160,394
Greensboro, NC	MOB	6/28/21	9,390	—	9,475	10,047	(572)	25,168
Baltimore, MD	MOB	6/29/21	14,600	—	14,357	14,437	(80)	33,316
Denver, CO [9]	MOB	7/16/21	70,426	—	69,151	65,100	4,051	259,555
Greensboro, NC [6]	MOB	7/19/21	6,400	—	6,374	6,514	(140)	18,119
Colorado Springs, CO	MOB	7/27/21	33,400	—	32,738	33,241	(503)	69,526
Birmingham, AL	MOB	8/19/21	9,250	—	9,355	9,388	(33)	29,942
Raleigh, NC	MOB	9/20/21	5,780	—	5,821	5,810	11	18,280
Denver, CO	MOB	9/22/21	20,250	—	19,630	19,405	225	83,604
Raleigh, NC	MOB	9/30/21	10,000	—	9,921	9,874	47	29,178
Denver, CO	MOB	11/15/21	7,700	—	7,383	7,431	(48)	18,599
Denver, CO	MOB	11/18/21	22,400	—	22,343	22,422	(79)	30,185
Columbus, OH [10]	MOB	12/1/21	16,275	—	15,970	7,365	8,605	71,930
Nashville, TN	MOB	12/2/21	11,300	—	11,245	11,263	(18)	34,908
Colorado Springs, CO	MOB	12/20/21	10,575	—	10,541	11,009	(468)	44,166
Columbus, OH [8]	MOB	12/28/21	9,525	—	9,521	9,601	(80)	28,962
Los Angeles, CA	MOB	12/28/21	20,500	(11,000)	9,396	20,316	80	56,762
Nashville, TN [11]	MOB	12/29/21	19,775	—	19,833	19,982	(149)	85,590
Austin, TX	MOB	12/29/21	20,500	—	20,696	20,741	(45)	62,548
Atlanta, GA	MOB	12/30/21	4,900	—	4,772	4,419	353	11,840
Nashville, TN [12]	MOB	12/30/21	54,000	—	53,923	54,072	(149)	74,489
Nashville, TN [12]	MOB	12/30/21	20,500	—	19,833	19,825	8	32,454

			$575,811	$(11,000)	$561,465	$562,824	$9,641	1,540,141
1MOB = medical office building.
2Includes investments in financing receivables and an $8.9 million right-of-use asset related to the Columbus, Ohio transaction.
3The mortgages assumed in the acquisitions do not reflect the fair value adjustments totaling $0.8 million in aggregate recorded by the Company upon acquisition (included in Other).
4Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
5Includes other assets acquired, liabilities assumed, intangibles, and fair value mortgage adjustments recognized at acquisition.
6Represents a single-tenant property.
7The Company acquired a single-tenant net lease property in San Diego, CA in a sale-leaseback transaction which was accounted for as a financing arrangement as required under ASC 842, Leases.
8Includes two properties.
9Includes three properties.
10This sale-leaseback transaction was a multi-tenant lease property. A portion of the transaction totaling $7.4 million was accounted for as a financing receivable and the remaining $8.9 million was accounted for as an imputed lease arrangement. See Note 1 to the Consolidated Financial Statements accompanying this report for more information.
11Includes purchase of an adjoining 2.7 acre land parcel that will be held for development.
12This sale-leaseback transaction was a multi-tenant lease property which was accounted for as a financing arrangement as required under ASC 842, Leases.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the real estate acquisitions for 2021 as of the acquisition date:

	ESTIMATED FAIR VALUE in millions	ESTIMATED USEFUL LIFE in years
Building	$275.1	18.0 - 44.0
Investment in financing receivables, net	185.9	0.5 - 34.0
Financing lease right of use assets [1]	8.9	15.0 - 34.0
Land	34.1	—
Land Improvements	8.9	6.0 - 16.0

Intangibles
At-market lease intangibles	58.8	2.6 - 16.6
Above-market lease intangibles (lessor)	3.4	1.9 - 8.1
Below-market lease intangibles (lessor)	(1.4)	3.1 - 21.8
Above-market lease intangibles (lessee)	(0.3)	36.7 - 64.5
Below-market lease intangibles (lessee)	4.7	45.4
Mortgage notes payable assumed, including fair value adjustments	(11.8)

Other assets acquired	0.8
Accounts payable, accrued liabilities and other liabilities assumed	(5.6)
Total cash paid	$561.5
1The Company acquired a building in Columbus, Ohio in a sale lease back transaction totaling $16.3 million, in which $8.9 million was recorded as an imputed lease arrangement and the remaining $7.4 million was recorded as an investment in financing receivables.
Subsequent Acquisitions
On February 11, 2022, the Company acquired a 18,000 square foot medical office building in Dallas, Texas for a purchase price of $8.2 million.
Unconsolidated Joint Ventures
The Company has a 50% ownership in, and is the managing member of, the TIAA Joint Venture that was entered into during 2020. The TIAA Joint Venture is not consolidated for purposes of the Company's Consolidated Financial Statements.
2021 Acquisitions
The following table details the TIAA Joint Venture acquisitions for the year ended December 31, 2021:

Dollars in thousands	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [2]	REAL ESTATE	OTHER [3]	SQUARE FOOTAGE unaudited
Denver, CO	MOB	3/30/21	$14,375	$14,056	$14,550	$(494)	59,359
Colorado Springs, CO	MOB	4/1/21	7,200	7,288	7,347	(59)	27,510
Los Angeles, CA	MOB	4/8/21	31,335	30,179	30,642	(463)	57,573
San Antonio, TX	MOB	4/30/21	13,600	13,412	13,656	(244)	45,000
Los Angeles, CA	MOB	5/10/21	24,600	24,259	24,147	112	73,078
Colorado Springs, CO [4]	MOB	7/27/21	9,133	9,137	9,135	2	23,956
Denver, CO	MOB	10/21/21	23,000	22,638	23,021	(383)	57,257
San Antonio, TX [5]	MOB	12/10/21	42,300	41,892	42,190	(298)	117,597
San Antonio, TX	MOB	12/29/21	6,094	6,218	6,308	(90)	22,381
San Antonio, TX	MOB	12/29/21	8,850	8,915	8,866	49	30,542

			$180,487	$177,994	$179,862	$(1,868)	514,253
1MOB = medical office building.
2Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

3Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
4Includes purchase of an adjoining 3.0 acre land parcel.
5Includes three properties.

The Company also has a 55% and 27% ownership interest in two limited liability companies, or LLCs, that own two parking garages in Atlanta, Georgia, which are included in investments in unconsolidated joint ventures on the Company's Consolidated Balance Sheets. The parking garage interests were purchased along with three buildings in the fourth quarter of 2017.
The Company's investment in and loss recognized for the years ended December 31, 2021 and 2020 related to its joint ventures accounted for under the equity method are shown in the table below:

	DECEMBER 31,
Dollars in millions	2021	2020
Net LLC investments, beginning of period	$73.1	$8.1
New investments during the period	89.6	65.7
Equity loss recognized during the period	(0.8)	(0.5)
Owner distributions	—	(0.2)
Net LLC investments, end of period	$161.9	$73.1

2020 Acquisitions
The following table details the Company's acquisitions for the year ended December 31, 2020:

Dollars in thousands	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	MORTGAGES ASSUMED [2]	CASH CONSIDERATION [3]	REAL ESTATE	OTHER [4]	SQUARE FOOTAGE unaudited
Los Angeles, CA	MOB	1/3/20	$42,000	$(19,300)	$22,800	$42,400	$(300)	86,986
Atlanta, GA	MOB	2/13/20	12,000	—	11,800	12,100	(300)	64,624
Raleigh, NC	MOB	2/25/20	6,300	—	6,500	6,500	—	15,964
Colorado Springs, CO	MOB	3/9/20	8,200	—	8,300	8,600	(300)	34,210
Denver, CO 5	MOB	3/13/20	33,500	—	33,200	34,000	(800)	136,994
San Diego, CA	MOB	7/1/20	16,700	—	16,700	16,900	(200)	46,083
Los Angeles, CA	MOB	7/17/20	35,000	—	37,700	37,700	—	49,785
Seattle, WA [6]	MOB	7/23/20	11,000	—	10,900	11,300	(400)	21,309
Atlanta, GA	MOB	7/31/20	20,500	—	21,600	21,300	300	48,145
Houston, TX	MOB	9/24/20	11,000	—	10,900	11,000	(100)	40,235
Los Angeles, CA	MOB	9/28/20	14,000	—	14,000	13,900	100	24,252
Colorado Springs, CO	MOB	10/7/20	8,900	—	8,900	9,000	(100)	36,720
Greensboro, NC 5	MOB	11/9/20	45,100	—	45,400	44,900	500	149,400
Memphis, TN	MOB	11/9/20	26,300	—	26,500	26,200	300	135,270
Memphis, TN [7]	MOB	11/18/20	7,000	—	7,100	6,100	1,000	40,192
Nashville, TN	MOB	12/1/20	14,000	—	13,900	13,900	—	38,736
Greensboro, NC	MOB	12/17/20	10,500	—	10,800	10,700	100	27,599
San Diego, CA	MOB	12/22/20	37,400	(16,500)	21,400	38,500	(600)	45,157
Atlanta, GA [8]	MOB	12/29/20	50,000	—	50,400	50,600	(200)	125,404
Greensboro, NC [9]	MOB	12/30/20	11,600	—	11,300	11,300	—	35,373
			$421,000	$(35,800)	$390,100	$426,900	$(1,000)	1,202,438
Land Acquisition [10]		1/14/20	1,600	—	1,700	1,700	—	—
Land Acquisition [11]		9/4/20	1,000	—	1,100	1,100	—	—
Land Acquisition [12]		10/22/20	2,500	—	2,600	2,600	—	—
			$426,100	$(35,800)	$395,500	$432,300	$(1,000)	1,202,438

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

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
Unconsolidated Joint Ventures
During the year ended December 31, 2020, the Company entered into the TIAA Joint Venture to invest in a broad range of medical office buildings. The Company has a 50% ownership in the TIAA Joint Venture, and is the managing member. The TIAA Joint Venture is not consolidated for purposes of the Company's Consolidated Financial Statements. The following table provides details of the TIAA Joint Venture transactions during 2020:

Dollars in thousands	TYPE [1]	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [2]	REAL ESTATE	OTHER [3]	SQUARE FOOTAGE unaudited
Minneapolis, MN	MOB	11/12/20	$16,600	$14,200	$13,800	$400	92,139
Minneapolis, MN	MOB	12/7/20	15,500	15,400	15,500	(100)	48,594
Los Angeles, CA	MOB	12/8/20	80,600	80,500	79,200	1,300	135,904
Los Angeles, CA	MOB	12/29/20	13,200	13,200	13,100	100	48,759
			$125,900	$123,300	$121,600	$1,700	325,396
1MOB = medical office building.
2Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
3Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

2021 Real Estate Asset Dispositions
The following table details the Company's dispositions for the year ended December 31, 2021:

Dollars in thousands	TYPE [1]	DATE DISPOSED	SALES PRICE	CLOSING ADJUSTMENTS	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER including receivables [2]	GAIN/ (IMPAIRMENT)	SQUARE FOOTAGE unaudited
Los Angeles, CA [3]	MOB	3/11/21	$26,000	$(555)	$25,445	$6,046	$509	$18,890	73,906
Atlanta, GA	MOB	4/12/21	8,050	(272)	7,778	5,675	151	1,952	19,732
Richmond, VA	MOB	5/18/21	52,000	(314)	51,686	29,414	3,270	19,002	142,856
Gadsden, AL [4]	MOB	5/19/21	5,500	(280)	5,220	5,914	175	(869)	120,192
Dallas, TX [5]	MOB	7/9/21	23,000	(1,117)	21,883	18,733	1,966	1,184	190,160
Chicago, IL	MOB	10/28/21	13,300	(388)	12,912	23,213	706	(11,007)	95,436
Des Moines, IA [6]	MOB	12/8/21	47,000	(901)	46,099	32,312	1,037	12,750	132,617
Aberdeen, SD	MOB	12/22/21	12,750	(299)	12,451	10,337	—	2,114	58,285
Dallas, TX	MOB	12/23/21	800	(103)	697	712	167	(182)	13,818
			$188,400	$(4,229)	$184,171	$132,356	$7,981	$43,834	847,002
1MOB = medical office building
2Includes straight-line rent receivables, leasing commissions and lease inducements.
3Includes two properties sold to a single purchaser in two transactions which closed on March 5 and March 11, 2021.
4Includes three properties.
5Includes four properties and a land parcel sold under a single purchase agreement.
6Includes three properties and two land parcels under a single purchase agreement.

2020 Real Estate Asset Dispositions
The following table details the Company's dispositions for the year ended December 31, 2020:

Dollars in thousands	TYPE [1]	DATE DISPOSED	SALES PRICE	CLOSING ADJUSTMENTS	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER including receivables [2]	GAIN/ (IMPAIRMENT)	SQUARE FOOTAGE unaudited
Springfield, MO [3]	SF	7/30/20	$138,000	$—	$138,000	$92,400	$3,900	$41,700	186,000
Oklahoma City, OK [3]	MOB	7/30/20	106,500	—	106,500	76,800	3,100	26,600	200,000
Miami, FL	MOB	9/30/20	5,000	(200)	4,800	2,600	100	2,100	26,000
			$249,500	$(200)	$249,300	$171,800	$7,100	$70,400	412,000
1MOB = medical office building; SF = surgical facility
2Includes straight-line rent receivables, leasing commissions and lease inducements.
3In the second quarter of 2020, the Company entered into agreements to sell two single-tenant net leased properties, resulting in a lease modification and classification change from operating to sales-type.

5. Held for Sale
Assets and liabilities of properties sold or classified as held for sale are separately identified on the Company’s Consolidated Balance Sheets. As of December 31, 2021 the Company had no properties classified as held for sale, and as of December 31, 2020, the Company had four properties classified as held for sale.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The table below reflects the assets and liabilities of the properties classified as held for sale as of December 31, 2021 and 2020.

	DECEMBER 31,
Dollars in thousands	2021	2020
Balance Sheet data
Land	$—	$1,664
Buildings, improvements and lease intangibles	—	27,443
Personal property	—	39
	—	29,146
Accumulated depreciation	—	(10,455)
Real estate assets held for sale, net	—	18,691
Other assets, net	57	1,955
Assets held for sale, net	$57	$20,646

Accounts payable and accrued liabilities	$169	$533
Other liabilities	125	683
Liabilities of properties held for sale	$294	$1,216

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
The Company recorded impairment charges on five properties sold and one property being redeveloped for the year ended December 31, 2021 totaling $17.1 million. See Note 14 for additional information on the redevelopment. The Company did not record any impairment charges in 2020. Both level 1 and level 3 fair value techniques were used to derive these impairment charges.
7. Other Assets
Other assets consist primarily of straight-line rent receivables, additional long-lived assets, prepaids, intangible assets, debt issuance costs and accounts receivable. Items included in "Other assets, net" on the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020 are detailed in the table below:

	DECEMBER 31,
Dollars in millions	2021	2020
Straight-line rent receivables	$70.8	$67.0
Prepaid assets	58.6	49.9
Additional long-lived assets, net	20.0	21.3
Accounts receivable, net	14.1	11.2
Ground lease modification, net	8.5	9.0
Project costs	5.1	6.8
Above-market intangible assets, net	5.0	2.6
Goodwill	3.5	3.5
Debt issuance costs, net [1]	1.8	3.1
Customer relationship intangible assets, net	1.2	1.2
Other	0.6	0.5
	$189.2	$176.1
12021 and 2020 includes debt issuance costs related to the Company's Unsecured Credit Facility.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

8. Intangible Assets and Liabilities
The Company has several types of intangible assets and liabilities included in its Consolidated Balance Sheets, including goodwill, debt issuance costs, above-, below-, and at-market lease intangibles, and customer relationship intangibles. For additional detail on the Company's debt issuance costs, see Note 9 to the Consolidated Financial Statements. The Company’s intangible assets and liabilities, including assets held for sale and excluding debt issuance costs, as of December 31, 2021 and 2020 consisted of the following:

	GROSS BALANCE at December 31,		ACCUMULATED AMORTIZATION at December 31,		WEIGHTED AVG. REMAINING LIFE in years	BALANCE SHEET CLASSIFICATION
Dollars in millions	2021	2020	2021	2020
Goodwill	$3.5	$3.5	$—	$—	N/A	Other assets, net
Credit facility debt issuance costs	5.1	5.1	3.3	2.0	1.4	Other assets, net
Above-market lease intangibles (lessor)	7.0	4.2	2.0	1.6	4.7	Other assets, net
Customer relationship intangibles (lessor)	2.1	4.1	0.9	1.7	55.9	Other assets, net
Below-market lease intangibles (lessor)	(10.1)	(9.0)	(5.1)	(4.4)	7.3	Other liabilities
At-market lease intangibles	213.0	174.4	77.5	63.7	7.9	Real estate properties
	$220.6	$182.3	$78.6	$64.6	8.1
For the years ended December 31, 2021 and 2020, the Company recognized approximately $33.7 million and $29.7 million of intangible amortization expense, respectively.
The following table represents expected amortization over the next five years of the Company’s intangible assets and liabilities in place as of December 31, 2021:

Dollars in millions	FUTURE AMORTIZATION OF INTANGIBLES, NET
2022	$35.5
2023	30.6
2024	23.1
2025	16.7
2026	10.6
9. Notes and Bonds Payable

	DECEMBER 31,		MATURITY DATES	CONTRACTUAL INTEREST RATES	PRINCIPAL PAYMENTS	INTEREST PAYMENTS
Dollars in thousands	2021	2020
Unsecured Credit Facility	$210,000	$—	5/23	LIBOR + 0.90%	At maturity	Monthly
Unsecured Term Loan due 2024 [1]	199,460	199,236	5/24	LIBOR + 1.00%	At maturity	Monthly
Unsecured Term Loan due 2026 [1]	149,376	149,479	6/26	LIBOR + 0.95%	At maturity	Monthly
Senior Notes due 2025 [1]	249,040	248,776	5/25	3.88%	At maturity	Semi-Annual
Senior Notes due 2028 [1]	296,612	296,123	1/28	3.63%	At maturity	Semi-Annual
Senior Notes due 2030 [1]	296,813	296,468	3/30	2.40%	At maturity	Semi-Annual
Senior Notes due 2031 [1]	295,374	294,924	3/31	2.05%	At maturity	Semi-Annual
Mortgage notes payable [2]	104,650	117,763	8/23-5/27	3.31%-6.17%	Monthly	Monthly
	$1,801,325	$1,602,769
1Balances are shown net of discounts and unamortized issuance costs.
2    Balances are shown net of discounts and unamortized issuance costs and include premiums.

The Company’s various debt agreements contain certain representations, warranties, and financial and other covenants customary in such loan agreements. Among other things, these provisions require the Company to maintain certain financial ratios and impose certain limits on the Company’s ability to incur indebtedness and create liens or encumbrances. As of December 31, 2021, the Company was in compliance with its financial covenant provisions under its various debt instruments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Unsecured Credit Facility
On October 14, 2011, the Company entered into a $700.0 million unsecured credit facility with a syndicate of lenders (the "Unsecured Credit Facility"). On May 31, 2019, the Company entered into an amended and restated Unsecured Credit Facility to extend the maturity date to May 2023. The credit facility agreement provides the Company with two six-month extension options that could extend the maturity date to May 2024. Each option is subject to an extension fee of 0.0625% of the aggregate commitments. Amounts outstanding under the Unsecured Credit Facility bear interest at LIBOR plus an applicable margin rate. The margin rate, which depends on the Company's credit ratings, ranges from 0.775% to 1.45% (0.90% as of December 31, 2021). In addition, the Company pays a facility fee per annum on the aggregate amount of commitments ranging from 0.125% to 0.30% (0.20% as of December 31, 2021). In connection with the amendment, the Company paid up-front fees to the lenders of approximately $3.5 million, which will be amortized over the term of the facility. As of December 31, 2021, the Company had $210.0 million outstanding under the Unsecured Credit Facility with an effective interest rate of approximately 1.00% and had a remaining borrowing capacity of approximately $490.0 million.
Unsecured Term Loan due 2024
In February 2014, the Company entered into a $200.0 million unsecured term loan with a syndicate of nine lenders (the "Unsecured Term Loan due 2024"). On July 5, 2016, the Company repaid $50.0 million of the outstanding principal. On May 31, 2019, the Company entered into an amended and restated unsecured term loan due 2022 with a syndicate of nine lenders to extend the maturity date to May 2024, to increase the loan amount from $150.0 million to $200 million, and to add the unsecured term loan due 2026 (discussed below). The Unsecured Term Loan due 2024 bears interest at a rate equal to (x) LIBOR plus (y) a margin ranging from 0.85% to 1.65% (1.00% as of December 31, 2021) based upon the Company's unsecured debt ratings. Payments under the Unsecured Term Loan due 2024 are interest only, with the full amount of the principal due at maturity. The Unsecured Term Loan due 2024 may be prepaid at any time, without penalty. The Unsecured Term Loan due 2024 has various financial covenant provisions that are required to be met on a quarterly and annual basis that are equivalent to those of the Unsecured Credit Facility. As of December 31, 2021, the Company had interest rate swaps totaling $75.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Unsecured Term Loan due 2024 at a weighted average rate of 2.37%. The outstanding balance on the Unsecured Term Loan due 2024 was $200.0 million as of December 31, 2021 with an effective interest rate of approximately 1.95% including the impact of the interest rate swaps. In connection with the amendment and restatement, the Company paid up-front fees to the lenders of approximately $0.7 million, of which $0.4 million was capitalized and will be amortized over the term of the loan, and $0.3 million was expensed during the second quarter of 2019. For each of the years ended December 31, 2021, 2020, and 2019, the Company amortized approximately $0.2 million of the debt issuance costs which is included in interest expense on the Company's Consolidated Statements of Income. The following table reconciles the balance of the Unsecured Term Loan due 2024 on the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020:

	DECEMBER 31,
Dollars in thousands	2021	2020
Unsecured Term Loan due 2024 principal balance	$200,000	$200,000
Debt issuance costs	(540)	(764)
Unsecured Term Loan due 2024 carrying amount	$199,460	$199,236

Unsecured Term Loan due 2026
On May 31, 2019, the Company amended and restated its term loan agreement with a syndicate of lenders (the "Unsecured Term Loan due 2026"). The Unsecured Term Loan due 2026 has a delayed draw feature that allowed the Company up to nine months to draw against the $150.0 million commitments. The Company completed its initial draw of $150.0 million on the Unsecured Term Loan due 2026 on May 29, 2020. The Unsecured Term Loan due 2026 bears interest at a rate equal to LIBOR plus a margin ranging from 1.45% to 2.40%. On June 1, 2021, the Company entered into a second amendment to the Amended and Restated Term Loan, dated May 31, 2019, that reduced the current interest rate to LIBOR plus a margin ranging from 0.80% to 1.60% (0.95% as of December 31, 2021). With the amendment, the Company paid up front fees of approximately $0.5 million, of which $0.2 million was paid to lenders, capitalized and amortized over the remainder of the term of the loan, and $0.3 million was paid to lenders as

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

administration fees and was expensed in the second quarter of 2021. In addition, the amendment added a sustainability metric incentive tied to increasing the Company's properties with green building certifications. As of December 31, 2021, the Company had interest rate swaps totaling $100.0 million to hedge the 1-month LIBOR portion of the cost of borrowing under the Unsecured Term Loan due 2026 at a weighted average rate of 2.23%. The outstanding balance on the Unsecured Term Loan due 2026 was $150.0 million as of December 31, 2021 with an effective interest rate of approximately 2.48% including the impact of the interest rate swaps. For the years ended December 31, 2021 and December 31, 2020, the Company amortized approximately $0.1 million of the debt issuance costs which is included in interest expense on the Company's Consolidated Statements of Income. The following table reconciles the balance of the Unsecured Term Loan due 2026 on the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020:

	DECEMBER 31,
Dollars in thousands	2021	2020
Unsecured Term Loan due 2026 principal balance	$150,000	$150,000
Debt issuance costs	(624)	(521)
Unsecured Term Loan due 2026 carrying amount	$149,376	$149,479

Senior Notes due 2025
On April 24, 2015, the Company issued $250.0 million of unsecured senior notes due 2025 (the "Senior Notes due 2025") in a registered public offering. The Senior Notes due 2025 bear interest at 3.875%, payable semi-annually on May 1 and November 1, beginning November 1, 2015, and are due on May 1, 2025, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $0.2 million and the Company incurred approximately $2.3 million in debt issuance costs which yielded a 4.08% interest rate per annum upon issuance. For each of the years ended December 31, 2021, 2020, and 2019, the Company amortized approximately $0.2 million of the debt issuance costs which is included in interest expense on the Company's Consolidated Statements of Income. Concurrent with this transaction, the Company settled four forward starting swap agreements for $1.7 million. The Senior Notes due 2025 have various financial covenants that are required to be met on a quarterly and annual basis. The following table reconciles the balance of the Senior Notes due 2025 on the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020:

	DECEMBER 31,
Dollars in thousands	2021	2020
Senior Notes due 2025 face value	$250,000	$250,000
Unaccreted discount	(78)	(100)
Debt issuance costs	(882)	(1,124)
Senior Notes due 2025 carrying amount	$249,040	$248,776

Senior Notes due 2028
On December 11, 2017, the Company issued $300.0 million of unsecured Senior Notes due 2028 (the "Senior Notes due 2028") in a registered public offering. The Senior Notes due 2028 bear interest at 3.625%, payable semi-annually on January 15 and July 15, beginning July 15, 2018, and are due on January 15, 2028, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.5 million and the Company incurred approximately $2.7 million in debt issuance costs which yielded a 3.84% interest rate per annum upon issuance. For the year ended December 31, 2021, the Company amortized approximately $0.2 million of the discount and $0.3 million of the debt issuance costs which are included in interest expense on the Company's Consolidated Statements of Income. The Senior Notes due 2028 have various financial covenants that are required to be met on a quarterly and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

annual basis. The following table reconciles the balance of the Senior Notes due 2028 on the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020:

	DECEMBER 31,
Dollars in thousands	2021	2020
Senior Notes due 2028 face value	$300,000	$300,000
Unaccreted discount	(1,637)	(1,872)
Debt issuance costs	(1,751)	(2,005)
Senior Notes due 2028 carrying amount	$296,612	$296,123

Senior Notes due 2030
On March 18, 2020, the Company issued $300.0 million of unsecured Senior Notes due 2030 (the "Senior Notes due 2030") in a registered public offering. The Senior Notes due 2030 bear interest at 2.40%, payable semi-annually on March 15 and September 15, beginning September 15, 2020, and are due on March 15, 2030, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $1.0 million and the Company incurred approximately $2.8 million in debt issuance costs which yielded a 2.71% interest rate per annum upon issuance. Concurrent with this transaction, the Company settled two forward starting swap agreements for $4.3 million. For the year ended December 31, 2021, the Company amortized approximately $0.1 million of the discount and $0.3 million of the debt issuance costs which are included in interest expense on the Company's Consolidated Statements of Income. The Senior Notes due 2030 have various financial covenants that are required to be met on a quarterly and annual basis. The following table reconciles the balance of the Senior Notes due 2030 on the Company’s Consolidated Balance Sheets as of December 31, 2021:

	DECEMBER 31,	DECEMBER 31,
Dollars in thousands	2021	2020
Senior Notes due 2030 face value	$300,000	$300,000
Unaccreted discount	(844)	(935)
Debt issuance costs	(2,343)	(2,597)
Senior Notes due 2030 carrying amount	$296,813	$296,468

Senior Notes due 2031
On October 2, 2020, the Company issued $300.0 million of unsecured Senior Notes due 2031 (the "Senior Notes due 2031") in a registered public offering. The Senior Notes due 2031 bear interest at 2.05%, payable semi-annually on March 15 and September 15, beginning March 15, 2021, and are due on March 15, 2031, unless redeemed earlier by the Company. The notes were issued at a discount of approximately $2.4 million and the Company incurred approximately $2.8 million in debt issuance costs which yielded a 2.24% interest rate per annum upon issuance. For the year ended December 31, 2021, the Company amortized approximately $0.2 million of the discount and $0.2 million of the debt issuance costs which are included in interest expense on the Company's Consolidated Statements of Income. The Senior Notes due 2031 have various financial covenants that are required to be met on a quarterly and annual basis. The following table reconciles the balance of the Senior Notes due 2031 on the Company’s Consolidated Balance Sheets as of December 31, 2021:

	DECEMBER 31,
Dollars in thousands	2021	2020
Senior Notes due 2031 face value	$300,000	$300,000
Unaccreted discount	(2,171)	(2,382)
Debt issuance costs	(2,455)	(2,694)
Senior Notes due 2031 carrying amount	$295,374	$294,924

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Mortgage Notes Payable
The following table reconciles the Company’s aggregate mortgage notes principal balance with the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020. For the years ended December 31, 2021, 2020 and 2019, the Company amortized approximately $0.1 million, $0.4 million and $0.6 million of the discount and $0.5 million, $0.4 million, and $0.4 million of the premium. For the years ended December 31, 2021, 2020 and 2019, the Company also amortized approximately $0.3 million, $0.2 million, and $0.2 million of the debt issuance costs, respectively, on the mortgage notes payable which is included in interest expense on the Company’s Consolidated Statements of Income.

	DECEMBER 31,
Dollars in thousands	2021	2020
Mortgage notes payable principal balance	$103,664	$117,221
Unamortized premium	1,720	1,450
Unaccreted discount	(83)	(150)
Debt issuance costs	(651)	(758)
Mortgage notes payable carrying amount	$104,650	$117,763
Subsequent Mortgage Activity
On February 18, 2022, the Company repaid in full a mortgage note payable bearing interest at a rate of 4.70% that encumbered a 56,762 square foot property in California. The aggregate payoff price of $12.6 million consisted of outstanding principal of $11.0 million and a "make-whole" amount of approximately $1.6 million. The unamortized premium of $0.8 million and the unamortized cost on this note of $0.1 million were written off upon payoff.
The following table details the Company’s mortgage notes payable, with related collateral.

	ORIGINAL BALANCE	EFFECTIVE INTEREST RATE [12]	MATURITY DATE	COLLATERAL [13]	PRINCIPAL AND INTEREST PAYMENTS [11]	INVESTMENT IN COLLATERAL at December 31,	BALANCE at December 31,
Dollars in millions						2021	2021	2020
Life Insurance Co. [1]	11.0	3.87%	11/22	MOB	Monthly/7-yr amort.	—	—	9.8
Financial Services [2]	12.4	4.27%	10/23	MOB	Monthly/10-yr amort.	—	—	11.4
Life Insurance Co. [3]	12.3	3.86%	8/23	MOB	Monthly/7-yr amort.	25.9	10.3	10.6
Life Insurance Co. [4]	9.0	4.84%	12/23	MOB,OFC	Monthly/10-yr amort.	28.1	7.1	7.3
Life Insurance Co. [5]	13.3	4.13%	1/24	MOB	Monthly/10-yr amort.	21.6	12.0	12.4
Life Insurance Co. [6]	6.8	3.96%	2/24	MOB	Monthly/7-yr amort.	14.7	6.0	6.2
Financial Services [7]	9.7	4.32%	9/24	MOB	Monthly/10-yr amort.	16.5	7.8	8.1
Life Insurance Co. [8]	16.5	3.43%	1/25	MOB,OFC	Monthly/7-yr amort.	38.7	16.7	17.1
Financial Services	11.5	3.71%	1/26	MOB	Monthly/10-yr amort.	39.8	8.7	9.2
Life Insurance Co.	19.2	4.08%	12/26	MOB	Monthly/10-yr amort.	44.1	18.4	18.7
Commercial Bank [9]	15.0	5.25%	4/27	MOB	Monthly/20-yr amort.	31.5	6.1	7.0
Life Insurance Co. [10]	11.0	3.64%	5/27	MOB	Monthly/10-yr amort.	20.3	11.6	—
						$281.2	$104.7	$117.8
1The Company repaid this loan in November 2021. The Company's unencumbered gross investment was $22.0 million at December 31, 2021.
2The Company repaid this loan in November 2021. The Company's unencumbered gross investment was $23.2 million at December 31, 2021.
3The unaccreted portion of the $0.2 million discount recorded on this note upon acquisition is included in the balance above.
4The unamortized portion of the $0.1 million premium recorded on this note upon acquisition is included in the balance above.
5The unamortized portion of the $0.8 million premium recorded on this note upon acquisition is included in the balance above.
6The unamortized portion of the $0.2 million premium recorded on this note upon acquisition is included in the balance above.
7The unamortized portion of the $0.1 million premium recorded on this note upon acquisition is included in the balance above.
8The unamortized portion of the $0.7 million premium recorded on this note upon acquisition is included in the balance above.
9The unamortized portion of the $0.7 million premium recorded on this note upon acquisition is included in the balance above.
10The unamortized portion of the $0.8 million premium recorded on this note upon acquisition is included in the balance above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

11Payable in monthly installments of principal and interest with the final payment due at maturity (unless otherwise noted).
12The contractual interest rates for the 10 outstanding mortgage notes ranged from 3.3% to 6.2% as of December 31, 2021.
13MOB-Medical office building; OFC-Office

Other Long-Term Debt Information
Future maturities of the Company’s notes and bonds payable as of December 31, 2021 were as follows:

Dollars in thousands	PRINCIPAL MATURITIES	NET ACCRETION/ AMORTIZATION [1]	DEBT ISSUANCE COSTS [2]	NOTES AND BONDS PAYABLE	%
2022	$3,582	$(130)	$(1,586)	$1,866	0.1%
2023	229,910	(148)	(1,605)	228,157	12.7%
2024	226,448	(266)	(1,441)	224,741	12.4%
2025	267,415	(434)	(1,141)	265,840	14.8%
2026	174,879	(469)	(975)	173,435	9.6%
2027 and thereafter	911,430	(1,647)	(2,497)	907,286	50.4%
	$1,813,664	$(3,094)	$(9,245)	$1,801,325	100.0%
1Includes discount accretion and premium amortization related to the Company’s Senior Notes due 2025, Senior Notes due 2028, Senior Notes due 2030, Senior Notes due 2031, and eight mortgage notes payable.
2Excludes approximately $1.8 million in debt issuance costs related to the Company's Unsecured Credit Facility included in other assets, net.

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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2021, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

The Company had eight outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

INTEREST RATE DERIVATIVE	NUMBER OF INSTRUMENTS	NOTIONAL in millions
Interest rate swaps - 2017	2	$25.0
Interest rate swaps - 2018	2	50.0
Interest rate swaps - 2019	4	100.0
Total interest rate swaps	8	$175.0
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2021 and 2020.

	AS OF DECEMBER 31, 2021		AS OF DECEMBER 31, 2020
Dollars in thousands	BALANCE SHEET LOCATION	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps 2017	Other liabilities	$(420)	Other liabilities	$(1,008)
Interest rate swaps 2018	Other liabilities	(976)	Other liabilities	(2,291)
Interest rate swaps 2019	Other liabilities	(4,521)	Other liabilities	(9,875)
Total derivatives designated as hedging instruments		$(5,917)		$(13,174)

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive
Income (Loss)
The table below presents the effect of cash flow hedge accounting on Accumulated other comprehensive income (loss) as of December 31, 2020 related to the Company's outstanding interest rate swaps.

	AMOUNT OF GAIN RECOGNIZED IN OCI on derivatives		AMOUNT OF (GAIN)/LOSS RECLASSIFIED FROM OCI INTO INCOME for the year ended December 31,
Dollars in thousands	2021		2021	2020
Interest rate swaps 2017	$61	Interest expense	$527	$397
Interest rate swaps 2018	121	Interest expense	1,194	934
Interest rate swaps 2019	3,197	Interest expense	2,157	1,637
Settled treasury hedges	—	Interest expense	426	336
Settled interest rate swaps	—	Interest expense	168	168
	$3,379	Total interest expense	$4,472	$3,472
The Company estimates that an additional $3.8 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next 12 months.

Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2021. The net amounts of derivative liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative liabilities are presented on the Company's Consolidated Balance Sheets.

Offsetting of Derivative Liabilities
	GROSS AMOUNTS of recognized liabilities	GROSS AMOUNTS OFFSET in the Consolidated Balance Sheets	NET AMOUNTS OF LIABILITIES presented in the Consolidated Balance Sheets	GROSS AMOUNTS NOT OFFSET in the Consolidated Balance Sheets
				FINANCIAL INSTRUMENTS	CASH COLLATERAL	NET AMOUNT
Derivatives	$(5,917)	$—	$(5,917)	$5,917	$—	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

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
As of December 31, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $6.3 million. As of December 31, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $6.3 million.

11. Stockholders’ Equity
Common Stock
The Company had no preferred shares outstanding and had common shares outstanding for the three years ended December 31, 2021, 2020, and 2019 as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Balance, beginning of year	139,487,375	134,706,154	125,279,455
Issuance of common stock	10,899,301	4,637,445	9,251,440
Non-vested share-based awards, net of withheld shares and forfeitures	70,757	143,776	175,259
Balance, end of year	150,457,433	139,487,375	134,706,154

At-The-Market Equity Offering Program
The Company has in place an at-the-market equity offering program to sell shares of the Company’s common stock from time to time in at-the-market sales transactions. On August 6, 2021 and November 5, 2021, the Company entered into sales agreements with twelve investment banks to allow sales under its at-the-market equity offering program of up to an aggregate of $750.0 million of common stock. The Company's previous at-the-market equity program to sell up to an aggregate of $500.0 million ended in August 2021 and all remaining shares to be issued under the prior program were settled in December 2021. The following table details the Company's at-the-market activity, including forward transactions:

	WEIGHTED AVERAGE SALE PRICE per share	SHARES PRICED	SHARES SETTLED	SHARES REMAINING TO BE SETTLED	NET PROCEEDS in millions
2020	$31.50	6,430,572	4,607,313	1,823,259	$141.5
2021	$31.09	9,763,680	10,859,539	727,400	$330.3
The 0.7 million shares remaining to be settled in forward equity arrangements are expected to be settled by October 2022 for expected gross proceeds of $23.1 million. After accounting for these settlements, the Company has approximately $686.0 million remaining available to be sold under the current sales agreements at the date of this filing.
Dividends Declared
During 2021, the Company declared and paid common stock dividends aggregating $1.21 per share ($0.3025 per share per quarter).
On February 15, 2022, the Company declared a quarterly common stock dividend in the amount of $0.31 per share payable on March 15, 2022 to stockholders of record on February 28, 2022.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Authorization to Repurchase Common Stock
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

Accumulated Other Comprehensive Loss
During the year ended December 31, 2020, the Company entered into two treasury rate locks that were settled for an aggregate amount of $4.3 million concurrent with the Company’s issuance of its Senior Notes due 2030. This amount will be reclassified out of accumulated other comprehensive over the 10-year term of the notes. The Company continues to amortize the 2015 settlement of forward-starting interest rate swaps. This amount will be reclassified out of accumulated other comprehensive loss impacting net income over the 10-year term of the associated senior note issuance. See Note 10 for more information regarding the Company's derivative instruments.
The following table represents the changes in accumulated other comprehensive loss during the years ended December 31, 2021 and 2020:

	INTEREST RATE SWAPS as of December 31,
Dollars in thousands	2021	2020
Beginning balance	$(17,832)	$(6,175)
Other comprehensive loss before reclassifications	4,472	3,472
Amounts reclassified from accumulated other comprehensive income (loss)	3,379	(10,862)
Losses on settlement of treasury rate locks arising during the period	—	(4,267)
Net current-period other comprehensive (loss)	7,851	(11,657)
Ending balance	$(9,981)	$(17,832)

The following table represents the details regarding the reclassifications from accumulated other comprehensive income (loss) during the year ended December 31, 2021 (dollars in thousands):

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS	AMOUNT RECLASSIFIED from accumulated other comprehensive income (loss)	AFFECTED LINE ITEM in the statement where net income is presented
Amounts reclassified from accumulated other comprehensive income (loss) related to settled interest rate swaps	$594	Interest Expense
Amounts reclassified from accumulated other comprehensive income (loss) related to current interest rate swaps	3,878	Interest Expense
	$4,472

12. Stock and Other Incentive Plans
Stock Incentive Plan
In May 2015, the Company's stockholders approved the 2015 Incentive Plan which authorizes the Company to issue 3,500,000 shares of common stock to its employees and directors. The 2015 Incentive Plan, which superseded the 2007 Employee Stock Incentive Plan (the "Predecessor Plan"), will continue until the shares are depleted or terminated by the Company’s Board of Directors. As of December 31, 2021 and 2020, the Company had issued a total of 2,386,822 and 2,186,078 restricted shares, respectively, under the 2015 Incentive Plan for compensation-related awards to employees and directors, with a total of 1,113,178 and 1,313,922, respectively, remaining unissued under the plan. Under the Predecessor Plan for compensation-related awards to employees and directors, the Company had issued, net of forfeitures, a total of 1,878,637 restricted shares for the year ended December 31, 2015. Non-vested shares issued under the 2015 Incentive Plan are generally subject to fixed vesting periods varying from three to eight

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

years beginning on the date of issue. If a recipient voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. The Company recognizes the impact of forfeitures as they occur. Once the shares have been issued, the recipient has the right to receive dividends and the right to vote the shares. Compensation expense, included in general and administrative expense, recognized during the years ended December 31, 2021, 2020 and 2019 from the amortization of the value of shares over the vesting period issued to employees and directors was $10.4 million, $9.7 million and $12.0 million, respectively. The Company's former Executive Chairman, David R. Emery, died on September 30, 2019 resulting in $2.9 million of expenses associated with the acceleration of his outstanding non-vested share-based awards. This charge is included in the 2019 compensation expense. In connection with the vesting, 80,490 shares were withheld to pay employee federal income taxes. The following table represents expected amortization of the Company's non-vested shares issued as of December 31, 2021:

Dollars in millions	FUTURE AMORTIZATION of non-vested shares
2022	$8.3
2023	5.6
2024	4.3
2025	2.8
2026	1.0
2027 and thereafter	0.2
Total	$22.2

Executive Incentive Plan
On February 16, 2016, the Company amended and restated the Executive Incentive Plan (the "Executive Incentive Plan"), to provide specific award criteria with respect to incentive awards made under the 2015 Incentive Plan subject to the discretion of the Compensation Committee. Under the terms of the Executive Incentive Plan, the Company's named executive officers, and certain other members of senior management, may earn incentive awards in the form of cash and non-vested stock. For 2021, 2020 and 2019, compensation expense, included in general and administrative expense, resulting from the amortization of the Executive Incentive Plan non-vested share grants to officers was approximately $6.6 million, $5.9 million, and $5.7 million, respectively. Details of the awards that have been earned under this plan are as follows:
•On February 10, 2021, the Company granted non-vested stock awards to its four named executive officers, five senior vice presidents, and five first vice presidents with a grant date fair value totaling $3.8 million, which were granted in the form of 124,648 non-vested shares, with a five-year vesting period, which will result in annual compensation expense of $0.8 million for each of 2022, 2023, 2024 and 2025, and $0.1 million for 2026.
•On December 14, 2020, the Company granted non-vested stock awards to its four named executive officers, five senior vice presidents, and five first vice presidents with a grant date fair value totaling $3.4 million, which were granted in the form of 117,122 non-vested shares, with a five-year vesting period, which will result in annual compensation expense of $0.7 million for each of 2022, 2023, 2024 and 2025.
•On December 12, 2019, the Company granted non-vested stock awards to its four named executive officers, five senior vice presidents, and five first vice presidents with a grant date fair value totaling $6.1 million, which were granted in the form of 187,072 non-vested shares, with a five-year vesting period, which will result in annual compensation expense of $1.2 million for each of 2022 and 2023, and $1.1 million for 2024.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

2021 Executive Incentive Plan
On November 2, 2021, the Company adopted the 2021 Executive Incentive Plan (the "2021 Executive Incentive Plan") to provide specific award criteria with respect to incentive awards made under the 2015 Incentive Plan subject to the discretion of the Compensation Committee. No new shares of common stock were authorized in connection with the 2021 Executive Incentive Plan. Under the terms of the 2021 Executive Incentive Plan, the Company's named executive officers, and certain other members of senior management, may earn incentive awards in the form of cash and non-vested stock.
•On January 3, 2022, the Company granted non-vested stock awards to its named executive officers, and certain other members of senior management and employees, with a grant date fair value totaling $7.9 million. The awards were granted in the form of 249,689 non-vested shares with a five-year vesting period, which will result in an annual compensation expense of $1.6 million for each of 2022, 2023, 2024, 2025, and 2026.
•On January 3, 2022, the Company granted restricted stock units to its named executive officers, and certain other members of senior management, with a fair value totaling $9.7 million. The awards were granted in the form of 294,931 restricted stock units with a five-year vesting period, which will result in an annual compensation expense of $1.9 million for each of 2022, 2023, 2024, 2025, and 2026.
Long-Term Incentive Program
In the first quarter of 2021, the Company granted a performance-based award to officers, excluding the four named executive officers, five senior vice presidents, and five first vice presidents, under the Long-term Incentive Program adopted under the 2015 Incentive Plan (the "LTIP") totaling approximately $0.6 million, which was granted in the form of 19,679 non-vested shares. In the first quarter of 2020, the Company granted a performance-based award to officers, excluding the four named executive officers, five senior vice presidents, and five first vice under the LTIP totaling approximately $0.8 million, which was granted in the form of 21,774 non-vested shares. The shares have vesting periods ranging from one to eight years with a weighted average vesting period of approximately five years.
For 2021, 2020 and 2019, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $1.0 million, $1.1 million, and $1.1 million, respectively.
Salary Deferral Plan
The Company's salary deferral plan allows certain of its officers to elect to defer up to 50% of their base salary in the form of non-vested shares issued under the 2015 Incentive Plan subject to long-term vesting. The number of shares will be increased through a Company match depending on the length of the vesting period selected by the officer. The officer's vesting period choices are: three years for a 30% match; five years for a 50% match; and eight years for a 100% match. During 2021, 2020 and 2019, the Company issued 21,396 shares, 17,570 shares and 33,509 shares, respectively, to its officers through the salary deferral plan. For 2021, 2020 and 2019, compensation expense resulting from the amortization of non-vested share grants to officers was approximately $0.9 million, $0.9 million, and $0.9 million, respectively.
Non-employee Directors Incentive Plan
The Company issues non-vested shares to its non-employee directors under the 2015 Incentive Plan. The directors’ shares have a one-year vesting period and are subject to forfeiture prior to such date upon termination of the director’s service, at no cost to the Company. During 2021, 2020 and 2019, the Company issued 36,682 shares, 39,681 shares, and 24,996 shares, respectively, to its non-employee directors through the 2015 Incentive Plan. For each of the years 2021, 2020 and 2019, compensation expense resulting from the amortization of non-vested share grants to directors was approximately $1.2 million, $1.0 million, and $0.8 million, respectively.
Other Grants
The Company issued three one-time non-vested share grants related to executive management transition in 2016. For 2021, 2020 and 2019, compensation expense resulting from the amortization of these non-vested share grants to officers was approximately $0.7 million, $0.8 million, and $3.5 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

In 2021, the Company made a discretionary award of 1,296 shares of non-vested stock to an employee.
A summary of the activity under the 2015 Incentive Plan and related information for the three years in the period ended December 31, 2021 follows:

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2021	2020	2019
Share-based awards, beginning of year	1,766,061	1,754,066	1,769,863
Granted	203,701	197,999	276,839
Vested	(404,777)	(186,004)	(292,636)
Forfeited	(2,957)	—	—
Share-based awards, end of year	1,562,028	1,766,061	1,754,066

Weighted-average grant date fair value of
Share-based awards, beginning of year	$30.51	$29.82	$29.36
Share-based awards granted during the year	$30.86	$30.33	$31.75
Share-based awards vested during the year	$28.38	$23.82	$28.84
Stock-based awards forfeited during the year	$33.04	$—	$—
Share-based awards, end of year	$31.10	$30.51	$29.82

Grant date fair value of shares granted during the year	$6,286	$6,006	$8,791
The vesting periods for the non-vested shares granted during 2021 ranged from one to eight years with a weighted-average amortization period remaining as of December 31, 2021 of approximately 4.5 years.
During 2021, 2020 and 2019, the Company withheld 129,987 shares, 54,223 shares and 101,580 shares, respectively, of common stock from its officers to pay estimated withholding taxes related to the vesting of shares.
401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Internal Revenue Code. The Company provides a matching contribution of up to 3% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $0.7 million for the year ended December 31, 2021, $0.6 million for 2020 and $0.5 million for 2019.
Dividend Reinvestment Plan
The Company is authorized to issue 1,000,000 shares of common stock to stockholders under the Dividend Reinvestment Plan. As of December 31, 2021, the Company had issued 617,004 shares under the plan of which 9,481 shares were issued in 2021, 8,419 shares were issued in 2020 and 7,990 shares were issued in 2019.
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
During the years ended December 31, 2021, 2020 and 2019, the Company recognized in general and administrative expenses approximately $0.4 million, $0.3 million, and $0.2 million, respectively, of compensation expense related to the annual grant of options to its employees to purchase shares under the Employee Stock Purchase Plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

Cash received from employees upon exercising options under the Employee Stock Purchase Plan was approximately $0.8 million for the year ended December 31, 2021, $0.7 million for the year ended December 31, 2020, and $1.0 million for the year ended December 31, 2019.
A summary of the Employee Stock Purchase Plan activity and related information for the three years in the period ended December 31, 2021 is as follows:

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2021	2020	2019
Options outstanding, beginning of year	341,647	332,659	328,533
Granted	253,200	212,716	235,572
Exercised	(30,281)	(21,713)	(35,277)
Forfeited	(71,630)	(42,221)	(54,095)
Expired	(144,422)	(139,794)	(142,074)
Options outstanding and exercisable, end of year	348,514	341,647	332,659

Weighted-average exercise price of
Options outstanding, beginning of year	$24.70	$25.59	$24.17
Options granted during the year	$25.16	$28.36	$24.17
Options exercised during the year	$25.03	$24.10	$25.01
Options forfeited during the year	$25.45	$25.29	$25.26
Options expired during the year	$24.17	$23.74	$25.77
Options outstanding, end of year	$25.38	$24.70	$25.59

Weighted-average fair value of options granted during the year (calculated as of the grant date)	$9.05	$8.06	$7.02
Intrinsic value of options exercised during the year	$165	$101	$269
Intrinsic value of options outstanding and exercisable (calculated as of December 31)	$1,997	$1,673	$2,589
Exercise prices of options outstanding (calculated as of December 31)	$25.91	$24.70	$25.59
Weighted-average contractual life of outstanding options (calculated as of December 31, in years)	0.8	0.8	0.8
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

	2021	2020	2019
Risk-free interest rates	0.13%	1.58%	2.48%
Expected dividend yields	4.11%	3.69%	4.19%
Expected life (in years)	1.43	1.43	1.45
Expected volatility	48.2%	28.6%	29.8%
Expected forfeiture rates	85%	85%	85%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

13. Earnings Per Share
The Company uses the two-class method of computing net earnings per common shares. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
During the year ended December 31, 2021, the Company entered into forward sale agreements to sell shares of common stock through the Company's at-the-market equity offering program. The Company considered the accounting guidance governing financial instruments and derivatives to account for these agreements and concluded that it was not a liability as it did not embody obligations to repurchase our shares of common stock nor did it embody obligations to issue a variable number of shares for which the monetary value was predominately fixed, varying with something other than the fair value of the shares, or varying inversely in relation to the shares. In addition, the Company evaluated whether the agreements met the derivative and hedging guidance scope exception to be accounted for as an equity instrument and concluded that the agreements can be classified as equity.
The Company used the treasury method to determine the dilution from the forward equity agreements during the period of time prior to settlement. The number of weighted-average shares outstanding used in the computation of earnings per common share for the year ended December 31, 2021 included the effect from the assumed issuance of 0.7 million shares of common stock pursuant to the settlement of the forward equity agreements at the contractual price, less the assumed repurchase of the common stock at the average market price using the proceeds of approximately $23.1 million, adjusted for costs to borrow. For the year ended December 31, 2021, 1,682 weighted-average incremental shares of common stock were excluded from the computation of weighted-average common shares outstanding - diluted, as the impact was anti-dilutive.
The table below sets forth the computation of basic and diluted earnings per common share for the three years in the period ended December 31, 2021.

	YEAR ENDED DECEMBER 31,
Dollars in thousands, except per share data	2021	2020	2019
Weighted average common shares
Weighted average common shares outstanding	144,411,835	135,666,503	129,735,723
Non-vested shares	(1,774,669)	(1,736,358)	(1,736,022)
Weighted average common shares - basic	142,637,166	133,930,145	127,999,701

Weighted average common shares - basic	142,637,166	133,930,145	127,999,701
Dilutive effect of forward equity	—	6,283	—
Dilutive effect of employee stock purchase plan	73,062	70,512	84,283
Weighted average common shares - diluted	142,710,228	134,006,940	128,083,984

Net income	$66,659	$72,195	$39,185
Dividends paid on nonvested share-based awards	(2,154)	(2,083)	(2,075)
Net income applicable to common stockholders	$64,505	$70,112	$37,110

Basic earnings per common share	$0.45	$0.52	$0.29
Diluted earnings per common share	$0.45	$0.52	$0.29

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

14. Commitments and Contingencies
During the year ended December 31, 2021, the Company funded $33.4 million toward development and redevelopment of properties, including the following:
•$10.1 million related to the redevelopment of a 110,883 square foot medical office building in Memphis, Tennessee.
•$7.0 million for the continued redevelopment on a 217,114 square foot medical office building in Dallas, Texas. The building continues to operate with in-place leases during construction.
•$4.1 million related to the development of a 23,000 square foot medical office building in Tacoma, Washington.
•$1.9 million related to the development of a 106,194 square foot medical office building in Nashville, Tennessee. The redevelopment includes the demolition of an existing 81,000 square foot medical office building in which the Company recognized an impairment charge of $5.0 million related to the existing building in 2021.
•$2.1 million for capital and tenant improvements of reposition properties.
•$8.2 million related to ongoing tenant improvements at previously completed projects.
The table below details the Company’s development activity as of December 31, 2021. The information included in the table below represents management’s estimates and expectations at December 31, 2021, which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

			December 31, 2021
Dollars in thousands	NUMBER OF PROPERTIES	INITIAL OCCUPANCY	CONSTRUCTION IN PROGRESS BALANCE	TOTAL FUNDED during the year	TOTAL AMOUNT FUNDED

Redevelopment Activity
Memphis, TN	1	Q1 2021	—	10,052	31,702
Dallas, TX	1	Q1 2022	—	7,036	7,460
Tacoma, WA	1	Q2 2022	3,974	4,147	4,147
Nashville, TN	1	Q3 2023	—	1,846	1,846
Total			$3,974	$23,081	$45,155

Tenant Improvements
The Company may provide a tenant improvement allowance in new or renewal leases for the purpose of refurbishing or renovating tenant space. As of December 31, 2021, the Company had commitments of approximately $76.1 million that are expected to be spent on tenant improvements throughout the portfolio, excluding development properties currently under construction.
Land Held for Development
Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own outpatient healthcare facilities. The Company's land held for development included seven parcels as of December 31, 2021 and eight parcels as of December 31, 2020. The Company’s investments in land held for development totaled approximately $24.8 million as of December 31, 2021 and $27.2 million as of December 31, 2020. The current land held for development is located adjacent to certain of the Company's existing medical office buildings in Texas, Tennessee, Georgia and Colorado.
15. Other Data
Taxable Income (unaudited)
The Company has elected to be taxed as a REIT, as defined under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

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
On a tax-basis, the Company’s gross real estate assets totaled approximately $5.0 billion, $4.7 billion, and $4.4 billion as of December 31, 2021, 2020 and 2019, respectively.
The following table reconciles the Company’s consolidated net income attributable to common stockholders to taxable income for the three years ended December 31, 2021:

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2021	2020	2019
Net income	$66,659	$72,195	$39,185
Reconciling items to taxable income
Depreciation and amortization	69,958	80,624	67,953
Gain or loss on disposition of depreciable assets	(26,631)	(23,898)	(15,689)
Impairments	5,043	—	—
Straight-line rent	(4,331)	7,485	(11,535)
Receivable allowances	2,000	2,494	1,942
Share-based compensation	(2,024)	5,387	2,628
Other	8,702	(2,182)	12,631
	52,717	69,910	57,930
Taxable income [1]	$119,376	$142,105	$97,115
Dividends paid	$175,456	$162,557	$155,358
1Before REIT dividend paid deduction.

Characterization of Distributions (unaudited)
Distributions in excess of earnings and profits generally constitute a return of capital. The following table gives the characterization of the distributions on the Company’s common stock for the three years ended December 31, 2021.
For the three years ended December 31, 2021, there were no preferred shares outstanding. As such, no dividends were distributed related to preferred shares for those periods.

	2021		2020		2019
	PER SHARE	%	PER SHARE	%	PER SHARE	%
Common stock
Ordinary income [1]	$0.75	62.0%	$0.77	64.5%	$0.79	65.7%
Return of capital	0.36	8.0%	0.11	9.0%	0.40	33.9%
Unrecaptured section 1250 gain	0.10	30.0%	0.32	26.5%	0.01	0.4%
Common stock distributions	$1.21	100.0%	$1.20	100.0%	$1.20	100.0%
1Reporting year ordinary income is also Code Section 199A eligible per the The Tax Cut and Jobs Act of 2017.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, cont.

State Income Taxes
The Company must pay certain state income taxes, which are typically included in general and administrative expense on the Company’s Consolidated Statements of Income.
The State of Texas gross margins tax on gross receipts from operations is disclosed in the table below as an income tax because it is considered such by the Securities and Exchange Commission.
State income tax expense and state income tax payments for the three years ended December 31, 2021 are detailed in the table below:

	YEAR ENDED DECEMBER 31,
Dollars in thousands	2021	2020	2019
State income tax expense
Texas gross margins tax	$564	$546	$550
Other	8	8	6
Total state income tax expense	$572	$554	$556
State income tax payments, net of refunds and collections	$560	$557	$549
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
•Interest rate swap agreements - Interest rate swap agreements are recorded in other liabilities on the Company's Consolidated Balance Sheets at fair value. Fair value, using level 2 inputs, is estimated by utilizing pricing models that consider forward yield curves and discount rates.
The table below details the fair value and carrying values for notes and bonds payable as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$1,801.3	$1,797.4	$1,602.8	$1,645.4
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. The Company’s independent registered public accounting firm, BDO USA, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Healthcare Realty Trust Incorporated
Nashville, Tennessee

Opinion on Internal Control over Financial Reporting
We have audited Healthcare Realty Trust Incorporated’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Nashville, Tennessee
February 22, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information with respect to the Company’s directors, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 10, 2022 under the caption “Election of Directors,” is incorporated herein by reference.

Executive Officers
The executive officers of the Company are:

NAME	AGE	POSITION
Todd J. Meredith	47	President and Chief Executive Officer
J. Christopher Douglas	46	Executive Vice President and Chief Financial Officer
John M. Bryant, Jr.	55	Executive Vice President and General Counsel
Robert E. Hull	49	Executive Vice President - Investments
Julie F. Wilson	50	Executive Vice President - Operations
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
Ms. Wilson was appointed Executive Vice President - Operations effective July 1, 2021 and has been employed by the Company since 2001. She previously served as Senior Vice President - Leasing and Management from March 2008 until July 2021. Prior to that, Ms. Wilson worked in the leasing, property management and investments groups. Before joining the Company, Ms. Wilson worked in investment banking and commercial real estate brokerage.
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
Section 16(a) Compliance
Information with respect to compliance with Section 16(a) of the Exchange Act set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 10, 2022 under the caption “Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports,” is incorporated herein by reference.
Stockholder Recommendation of Director Candidates
There have been no material changes with respect to the Company’s policy relating to stockholder recommendations of director candidates. Such information is set forth in the Company’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2022 under the caption “Shareholder Recommendation or Nomination of Director Candidates,” and is incorporated herein by reference.
Audit Committee
Information relating to the Company’s Audit Committee, its members and the Audit Committee’s financial experts, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 10, 2022 under the caption “Committee Membership,” is incorporated herein by reference.

Item 11. Executive Compensation
Information relating to executive compensation, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 10, 2022 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation,” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the security ownership of management and certain beneficial owners, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 10, 2022 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
Information relating to securities authorized for issuance under the Company’s equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions, and director independence, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 10, 2022 under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors,” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is BDO USA, LLP, Nashville, TN, PCAOB ID#243.
Information relating to the fees paid to the Company’s accountants, set forth in the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 10, 2022 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference.
Item 15. Exhibits and Financial Statement Schedules
Index to Historical Financial Statements, Financial Statement Schedules and Exhibits
1. Financial Statements
The following financial statements of Healthcare Realty Trust Incorporated are included in Item 8 of this Annual Report on Form 10-K.
•Consolidated Balance Sheets – December 31, 2021 and December 31, 2020.
•Consolidated Statements of Income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.
•Consolidated Statements of Equity for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.
•Consolidated Statements of Cash Flows for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.
•Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Schedule II	—	Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020, and 2019	101
Schedule III	—	Real Estate and Accumulated Depreciation as of December 31, 2021	102
All other schedules are omitted because they are either not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.

3. Exhibits

EXHIBIT NUMBER		DESCRIPTION OF EXHIBITS
3.1	—	Second Articles of Amendment and Restatement of the Company, as amended.[1]
3.2	—	Amended and Restated Bylaws of the Company, as amended.[1]
4.1	—	Specimen stock certificate. [2]
4.2	—	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. [3]
4.3	—	Indenture, dated as of May 15, 2001 by and between the Company and Truist Bank, formally known as Banking and Trust Company, as Trustee (as successor to the trustee named therein). [4]
4.4	—	Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Truist Bank, formally known as Banking and Trust Company, as Trustee (as successor to the trustee named therein). [5]
4.5	—	Form of 3.75% Senior Note due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit (4.4) hereto). [5]
4.6	—	Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Truist Bank, formally known as Banking and Trust Company, as Trustee (as successor to the trustee named therein). [6]
4.7	—	Form of 3.875% Senior Notes due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.6 hereto). [6]
4.8	—	Seventh Supplemental Indenture, dated December 11, 2017, by and between the Company and Truist Bank, formally known as Banking and Trust Company, as Trustee. [7]
4.9	—	Form of 3.625% Senior Note due 2028 (set forth in Exhibit B to the Seventh Supplemental Indenture filed as Exhibit 4.8 hereto). [7]

4.10	—	Eight Supplemental Indenture, dated March 18, 2020, by and between the Company and Truist Bank, formally known as Banking and Trust Company, as Trustee. [8]
4.11	—	Form of 2.40% Senior Note due 2030 (set forth in Exhibit B to the Eighth Supplemental Indenture filed as Exhibit 4.10 hereto). [8]
4.12	—	Ninth Supplement Indenture, dated October 2, 2020, by and between the Company and Truist Bank, formally known as Banking and Trust Company, as Trustee. [9]
4.13	—	Form of 2.050% Senior Note due 2031 (set forth in Exhibit B to the Ninth Supplemental Indenture filed as Exhibit 4.12 hereto). [9]
10.1	—	2000 Employee Stock Purchase Plan. [10]
10.2	—	Amendment No. 1 to 2000 Employee Stock Purchase Plan, dated February 13, 2018. [11]
10.3	—	Dividend Reinvestment Plan, as amended. [12]
10.4	—	Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company. [13]
10.5	—	Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between Todd J. Meredith and the Company. [14]
10.6	—	Amendment No. 2 to Third Amended and Restated Employment Agreement, dated February 18, 2022, between Todd J. Meredith and the Company. (filed herewith)
10.7	—	Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and the Company. [15]
10.8	—	Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between John M. Bryant, Jr. and the Company. [14]
10.9	—	Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and the Company. [15]
10.10	—	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between Robert E. Hull and the Company. [14]
10.11	—	Amendment No. 2 to Amended and Restated Employment Agreement, dated February 18, 2022, between Robert E. Hull and the Company. (filed herewith)
10.12	—	Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company. [16]
10.13	—	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between J. Christopher Douglas and the Company. [14]
10.14	—	Amendment No. 2 to Amended and Restated Employment Agreement, dated February 18, 2022, between J. Christopher Douglas and the Company. (filed herewith)
10.15	—	Amended and Restated Employment Agreement between the Company and Julie F. Wilson, dated July 1, 2021.[17]
10.16	—	Healthcare Realty Trust Incorporated Amended and Restated Executive Incentive Plan. [13]
10.17	—	2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010. [18]
10.18	—	Amendment No. 1 to 2010 Restricted Stock Implementation for Non-Employee Directors, dated December 11, 2013. [19]
10.19	—	Amendment No. 2 to 2010 Restricted Stock Implementation for Non-Employee Directors, dated August 4, 2015. [20]
10.20	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors. [21]
10.21	—	Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers. [21]
10.22	—	Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan. [22]
10.23	—	Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan. [20]
10.24	—	Healthcare Realty Trust Incorporated 2021 Executive Incentive Program, dated November 2, 2021.[23]
10.25	—	Form of Healthcare Realty Trust Incorporated Restricted Stock Unit Agreement.[23]
10.26	—	Amended and Restated Credit Agreement, dated as of May 31, 2019, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. [24]
10.27	—	Amended and Restated Term Loan Agreement, dated as of May 31, 2019, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. [24]
10.28	—
First Amendment to Amended and Restated Term Loan Agreement, dated as of March 4, 2020, among the Company, Well Fargo Bank, National Association, as Administrative Agent, and the other lenders that are party thereto. [25]

10.29	—
Second Amendment to Amended and Restated Term Loan Agreement, dated June 1, 2021, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto.[26]

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
1Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2018 and hereby incorporated by reference.
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
17Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2021 and hereby incorporated by reference.
18Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2010 and hereby incorporated by reference.
19Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2013 and hereby incorporated by reference.
20Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2015 and hereby incorporated by reference.
21Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2012 and hereby incorporated by reference.
22Filed as an exhibit to the Company's proxy statement filed March 30, 2015 and hereby incorporated by reference.
23Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2021 and hereby incorporated by reference.
24Filed as an exhibit to the Company's Form 8-K filed May 31, 2019 and hereby incorporated by reference.
25Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2020 and hereby incorporated by reference.
26Filed as an exhibit to the Company's Form 8-K filed June 3, 2021 and hereby incorporated by reference.

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:
1. 2000 Employee Stock Purchase Plan (filed as Exhibit 10.1)
2.Amendment No. 1 to 2000 Employee Stock Purchase Plan (filed as Exhibit 10.2)
3.Third Amended and Restated Employment Agreement, dated February 16, 2016, between Todd J. Meredith and the Company (filed as Exhibit 10.4)
4.Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between Todd J. Meredith and the Company (filed as Exhibit 10.5)
5.Amendment No. 2 to Third Amended and Restated Employment Agreement, dated February 22, 2022, between Todd J. Meredith and the Company (filed as Exhibit 10.6)
6.Third Amended and Restated Employment Agreement, dated February 15, 2017, between John M. Bryant, Jr. and the Company (filed as Exhibit 10.7)
7.Amendment No. 1 to Third Amended and Restated Employment Agreement, dated February 12, 2020, between John M. Bryant, Jr. and the Company (filed as Exhibit 10.8)

8.Amended and Restated Employment Agreement, dated January 1, 2017, between Robert E. Hull and the Company (filed as Exhibit 10.9)
9.Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between Robert E. Hull and the Company (filed as Exhibit 10.10)
10.Amendment No. 2 to Amended and Restated Employment Agreement, dated February 22, 2022, between Robert E. Hull and the Company (filed as Exhibit 10.11)
11.Amended and Restated Employment Agreement, dated February 2, 2016, between J. Christopher Douglas and the Company (filed as Exhibit 10.12)
12.Amendment No. 1 to Amended and Restated Employment Agreement, dated February 12, 2020, between J. Christopher Douglas and the Company (filed as Exhibit 10.13)
13.Amendment No. 2 to Amended and Restated Employment Agreement, dated February 22, 2022, between J. Christopher Douglas and the Company (filed as Exhibit 10.14)
14.Amended and Restated Employment Agreement between the Company and Julie F. Wilson, dated July 1, 2021 (filed as Exhibit 10.15)
15.Healthcare Realty Trust Incorporated Amended and Restated Executive Incentive Plan (filed as Exhibit 10.16)
16. 2010 Restricted Stock Implementation for Non-Employee Directors, dated May 4, 2010 (filed as Exhibit 10.17)
17.Amendment No. 1 to Restricted Stock Implementation for Non-Employee Directors (filed as Exhibit 10.18)
18.Amendment No. 2 to Restricted Stock Implementation for Non-Employee Directors (filed as Exhibit 10.19)
19.Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 10.20)
20.Healthcare Realty Trust Incorporated Form of Restricted Stock Agreement for Officers (filed as Exhibit 10.21)
21.Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (filed as Exhibit 10.22)
22.Amendment No. 1 to Healthcare Realty Trust Incorporated 2015 Stock Incentive Plan (filed as Exhibit 10.23)
23.Healthcare Realty Trust Incorporated 2021 Executive Incentive Program, dated November 2, 2021 (filed as Exhibit 10.24)
24.Form of Healthcare Realty Trust Incorporated Restricted Stock Unit Agreement (filed as Exhibit 10.25)

Item 16. Form 10-K Summary
None.

SIGNATURES AND SCHEDULES
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

By:	/s/ TODD J. MEREDITH
Todd J. Meredith
President and Chief Executive Officer
February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Todd J. Meredith	President and Chief Executive Officer	February 22, 2022
Todd J. Meredith	(Principal Executive Officer)

/s/ J. Christopher Douglas	Executive Vice President and Chief Financial	February 22, 2022
J. Christopher Douglas	Officer (Principal Financial Officer)

/s/ Amanda L. Callaway	Senior Vice President and Chief Accounting	February 22, 2022
Amanda L. Callaway	Officer (Principal Accounting Officer)

/s/ John V. Abbott	Director	February 22, 2022
John V. Abbott

/s/ Nancy H. Agee	Director	February 22, 2022
Nancy H. Agee

/s/ Edward H. Braman	Director	February 22, 2022
Edward H. Braman

/s/ Ajay Gupta	Director	February 22, 2022
Ajay Gupta

/s/ James J. Kilroy	Director	February 22, 2022
James J. Kilroy

/s/ Peter F. Lyle	Director	February 22, 2022
Peter F. Lyle

/s/ John Knox Singleton	Director	February 22, 2022
John Knox Singleton

/s/ Christann M. Vasquez	Director	February 22, 2022
Christann M. Vasquez

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019

Dollars in thousands			ADDITIONS AND DEDUCTIONS
DESCRIPTION		BALANCE AT BEGINNING OF PERIOD	CHARGED/(CREDITED) TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	UNCOLLECTIBLE ACCOUNTS WRITTEN-OFF	BALANCE AT END OF PERIOD
2021	Accounts receivable allowance	$604	$72	$—	$22	$654
2020	Accounts receivable allowance	$418	$207	$—	$21	$604
2019	Accounts receivable allowance	$251	$167	$—	$—	$418

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021

Dollars in thousands		LAND [1]			BUILDINGS, IMPROVEMENTS, LEASE INTANGIBLES AND CIP [1]
MARKET	NUMBER OF PROP.	INITIAL INVESTMENT	COST CAPITALIZED subsequent to acquisition	TOTAL	INITIAL INVESTMENT	COST CAPITALIZED subsequent to acquisition	TOTAL	PERSONAL PROPERTY	2, 4 TOTAL PROPERTY	1, 2 ACCUMULATED DEPRECIATION	3 ENCUMBRANCES	DATE ACQUIRED	DATE CONST.
Seattle, WA	27	$55,631	$4,386	$60,017	$542,648	$64,621	$607,269	$698	$667,984	$137,982	$—	2008-2020	1957-2018
Dallas, TX	22	23,377	865	24,242	366,674	139,734	506,408	598	531,248	200,711	—	2003-2021	1974-2018
Los Angeles, CA	16	62,661	2,937	65,598	238,992	50,439	289,431	432	355,461	107,855	50,742	1993-2021	1964-2018
Charlotte, NC	16	4,164	36	4,200	159,388	19,609	178,997	105	183,302	80,714	—	2008-2013	1961-2019
Atlanta, GA	15	11,171	3,346	14,517	289,006	5,932	294,938	80	309,535	43,384	16,308	2017-2021	1974-2014
Denver, CO	18	20,569	4,656	25,225	246,081	39,552	285,633	543	311,401	46,561	7,080	2010-2021	1977-2020
Houston, TX	11	20,645	1,623	22,268	126,325	30,206	156,531	95	178,894	56,307	—	1993-2021	1984-2012
Washington, DC	7	1,171	565	1,736	149,349	12,156	161,505	34	163,275	36,401	—	2004-2021	1967-2011
Nashville, TN	10	32,099	1,387	33,486	138,471	78,537	217,008	1,417	251,911	80,657	—	2004-2021	1976-2021
Memphis, TN	10	12,253	1,090	13,343	100,538	60,957	161,495	235	175,073	51,486	—	1999-2020	1982-2021
Indianapolis, IN	4	3,300	—	3,300	110,325	7,733	118,058	13	121,371	34,527	—	2008-2019	1992-2008
Honolulu, HI	3	8,313	14	8,327	93,839	43,315	137,154	169	145,650	47,821	—	2003-2004	1975-2010
Austin, TX	6	17,691	1,046	18,737	87,113	24,277	111,390	129	130,256	31,088	—	2007-2021	1986-2015
San Francisco, CA	3	14,054	—	14,054	91,163	17,770	108,933	43	123,030	28,393	—	2015-2017	1975-2015
Richmond, VA	6	—	—	—	98,714	11,346	110,060	123	110,183	41,513	—	2011	1992-2003
Des Monies, IA	4	7,986	81	8,067	79,976	11,418	91,394	99	99,560	33,940	—	2008-2014	2002-2008
San Diego, CA	4	17,962	1,161	19,123	53,630	910	54,540	12	73,675	3,774	16,655	2020-2021	1982-2006
Colorado Springs, CO	7	6,005	1,126	7,131	94,493	17,783	112,276	25	119,432	21,256	—	2006-2021	1982-2011
San Antonio, TX	6	6,456	31	6,487	61,077	30,125	91,202	398	98,087	45,756	—	1996-2010	1978-2011
Chicago, IL	2	—	—	—	47,142	13,704	60,846	81	60,927	20,204	—	2004-2018	1993-2005
Other (15 markets)	45	32,123	5,937	38,060	518,416	84,635	603,051	894	642,005	182,226	13,865	1993-2021
Total real estate	242	357,631	30,287	387,918	3,693,360	764,759	4,458,119	6,223	4,852,260	1,332,556	104,650
Land held for develop.	—	24,849	—	24,849	—	—	—	—	24,849	1,166	—
Construction in Progress	—	—	—	—	3,974	—	3,974	—	3,974	—	—
Corporate property	—	—	—	—	—	—	—	5,538	5,538	5,021	—
Financing lease right-of-use assets	—	—	—	—	—	—	—	—	31,576	—	—
Investment in financing receivables, net	—	—	—	—	—	—	—	—	186,745	—	—
Total properties	242	382,480	$30,287	$412,767	$3,697,334	$764,759	$4,462,093	$11,761	$5,104,942	$1,338,743	$104,650
1The Company had no assets held for sale as of December 31, 2021.
2Depreciation is provided for on a straight-line basis on buildings and improvements over 3.3 to 44.0 years, lease intangibles over 1.4 to 99.0 years, personal property over 3.0 to 20.0 years, and land improvements over 3.0 to 39.0 years.
3Includes unamortized premium of $1.7 million and unaccreted discount of $0.1 million and issuance costs of $0.7 million as of December 31, 2021.
4Rollforward of Total Property and Accumulated Depreciation, including assets held for sale, for the year ended December 31, 2021, 2020 and 2019 follows:

	YEAR ENDED DEC. 31, 2021		YEAR ENDED DEC. 31, 2020		YEAR ENDED DEC. 31, 2019
Dollars in thousands	TOTAL PROPERTY	ACCUMULATED DEPRECIATION	TOTAL PROPERTY	ACCUMULATED DEPRECIATION	TOTAL PROPERTY	ACCUMULATED DEPRECIATION
Beginning balance	$4,670,226	$1,249,679	$4,359,993	$1,121,102	$3,993,427	$1,025,831
Additions during the period
Real estate acquired	374,912	7,668	430,205	8,313	384,762	9,285
Other improvements	103,035	191,875	80,462	178,636	71,666	165,367
Land held for development	2,021	—	2,579	282	—	278
Construction in progress	3,974	—	—	—	15,625	—
Investment in financing receivable, net	186,745	—	—	—	—	—
Financing lease right-of-use assets, net	11,909	—	19,667	—	—	—
Retirement/dispositions
Real estate	(247,880)	(110,479)	(222,680)	(58,654)	(105,487)	(79,659)
Ending balance	$5,104,942	$1,338,743	$4,670,226	$1,249,679	$4,359,993	$1,121,102

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.