Form 10-Q
period 2022-03-31
HEALTHCARE REALTY TRUST INC
filed 2022-05-05
CIK 899749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-11852

HEALTHCARE REALTY TRUST INCORPORATED
(Exact name of Registrant as specified in its charter)

Maryland	62-1507028
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 29, 2022, the Registrant had 151,605,443 shares of Common Stock outstanding.

HEALTHCARE REALTY TRUST INCORPORATED
FORM 10-Q
March 31, 2022

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Healthcare Realty Trust Incorporated
Condensed Consolidated Balance Sheets
Amounts in thousands, except per share data

ASSETS
	Unaudited MARCH 31, 2022	DECEMBER 31, 2021
Real estate properties
Land	$427,422	$387,918
Buildings, improvements and lease intangibles	4,533,583	4,458,119
Personal property	11,639	11,761
Investment in financing receivable, net	112,515	186,745
Financing lease right-of-use assets	71,966	31,576
Construction in progress	7,319	3,974
Land held for development	22,950	24,849
Total real estate properties	5,187,394	5,104,942
Less accumulated depreciation and amortization	(1,351,796)	(1,338,743)
Total real estate properties, net	3,835,598	3,766,199
Cash and cash equivalents	22,694	13,175
Assets held for sale, net	14,961	57
Operating lease right-of-use assets	126,851	128,386
Investments in unconsolidated joint ventures	211,195	161,942
Other assets, net	199,186	189,160
Total assets	$4,410,485	$4,258,919

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes and bonds payable	$1,907,438	$1,801,325
Accounts payable and accrued liabilities	69,131	86,108
Liabilities of assets held for sale	687	294
Operating lease liabilities	94,636	96,138
Financing lease liabilities	61,732	22,551
Other liabilities	63,979	67,387
Total liabilities	2,197,603	2,073,803
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 300,000 shares authorized; 151,605 and 150,457 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,516	1,505
Additional paid-in capital	3,999,060	3,972,917
Accumulated other comprehensive loss	(3,736)	(9,981)
Cumulative net income attributable to common stockholders	1,308,385	1,266,158
Cumulative dividends	(3,092,343)	(3,045,483)
Total stockholders' equity	2,212,882	2,185,116
Total liabilities and stockholders' equity	$4,410,485	$4,258,919
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2022 and 2021
Amounts in thousands, except per share data
Unaudited

	THREE MONTHS ENDED March 31,
	2022	2021
Revenues
Rental income	$138,489	$128,389
Interest from financing receivable, net	1,930	—
Other operating	2,475	1,950
	142,894	130,339
Expenses
Property operating	57,464	52,215
General and administrative	11,036	8,499
Acquisition and pursuit costs	1,303	744
Merger-related costs	6,116	—
Depreciation and amortization	54,041	50,079
	129,960	111,537
Other income (expense)
Gain on sales of real estate properties	44,784	18,890
Interest expense	(13,661)	(13,262)
Loss on extinguishment of debt	(1,429)	—
Impairment of real estate properties	25	(834)
Equity loss from unconsolidated joint ventures	(345)	(74)
Interest and other income (expense), net	(81)	500
	29,293	5,220
Net income	$42,227	$24,022

Basic earnings per common share	$0.28	$0.17
Diluted earnings per common share	$0.28	$0.17

Weighted average common shares outstanding - basic	148,963	138,774
Weighted average common shares outstanding - diluted	149,051	138,871

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2022 and 2021
Amounts in thousands
Unaudited

	THREE MONTHS ENDED March 31,
	2022	2021
Net income	$42,227	$24,022
Other comprehensive income
Interest rate swaps
Reclassification adjustments for losses included in net income (interest expense)	1,086	1,095
Gains arising during the period on interest rate swaps	5,159	2,850
	6,245	3,945
Comprehensive income	$48,472	$27,967
The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2022 and 2021
Amounts in thousands, except per share data
Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2021	$1,505	$3,972,917	$(9,981)	$1,266,158	$(3,045,483)	$2,185,116
Issuance of common stock, net of issuance costs	7	22,654	—	—	—	22,661
Common stock redemptions	—	(206)	—	—	—	(206)
Share-based compensation	4	3,695	—	—	—	3,699
Net income	—	—	—	42,227	—	42,227
Reclassification adjustments for losses included in net income (interest expense)	—	—	1,086	—	—	1,086
Gains arising during the period on interest rate swaps	—	—	5,159	—	—	5,159
Dividends to common stockholders ($0.31 per share)	—	—	—	—	(46,860)	(46,860)
Balance at March 31, 2022	$1,516	$3,999,060	$(3,736)	$1,308,385	$(3,092,343)	$2,212,882

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
Balance at December 31, 2020	$1,395	$3,635,341	$(17,832)	$1,199,499	$(2,870,027)	$1,948,376
Issuance of common stock, net of issuance costs	21	63,064	—	—	—	63,085
Common stock redemptions	(1)	(1,555)	—	—	—	(1,556)
Share-based compensation	2	3,017	—	—	—	3,019
Net income	—	—	—	24,022	—	24,022
Reclassification adjustments for losses included in net income (interest expense)	—	—	1,095	—	—	1,095
Gains arising during the period on interest rate swaps	—	—	2,850	—	—	2,850
Dividends to common stockholders ($0.3025 per share)	—	—	—	—	(42,782)	(42,782)
Balance at March 31, 2021	$1,417	$3,699,867	$(13,887)	$1,223,521	$(2,912,809)	$1,998,109

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of these financial statements.

Healthcare Realty Trust Incorporated
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2022 and 2021
Amounts in thousands
Unaudited

OPERATING ACTIVITIES
	THREE MONTHS ENDED March 31,
	2022	2021
Net income	$42,227	$24,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,041	50,079
Other amortization	1,192	822
Share-based compensation	3,699	3,019
Amortization of straight-line rent receivable (lessor)	(1,587)	(1,461)
Amortization of straight-line rent on operating leases (lessee)	378	367
Gain on sales of real estate properties	(44,784)	(18,890)
Loss on extinguishment of debt	1,429	—
Impairment of real estate properties	(25)	834
Equity loss from unconsolidated joint ventures	345	74
Non-cash interest from financing receivable	(199)	—
Changes in operating assets and liabilities:
Other assets, including right-of-use-assets	(2,563)	(3,467)
Accounts payable and accrued liabilities	(12,212)	(17,181)
Other liabilities	1,830	4,278
Net cash provided by operating activities	43,771	42,496

INVESTING ACTIVITIES
Acquisitions of real estate	(121,964)	(64,275)
Development of real estate	(3,754)	(184)
Additional long-lived assets	(23,326)	(19,937)
Investments in unconsolidated joint ventures	(49,598)	(10,880)
Investment in financing receivable	492	—
Proceeds from sales of real estate properties	84,883	25,445
Net cash used in investing activities	(113,267)	(69,831)

FINANCING ACTIVITIES
Net borrowings on unsecured credit facility	124,000	7,000
Repayments of notes and bonds payable	(17,573)	(946)
Redemption of notes and bonds payable	(2,184)	—
Dividends paid	(46,768)	(42,782)
Net proceeds from issuance of common stock	22,649	63,195
Common stock redemptions	(852)	(1,959)
Debt issuance and assumption costs	—	(27)
Payments made on finance leases	(257)	(362)
Net cash provided by financing activities	79,015	24,119

Increase (decrease) in cash and cash equivalents	9,519	(3,216)
Cash and cash equivalents at beginning of period	13,175	15,303
Cash and cash equivalents at end of period	$22,694	$12,087

Supplemental Cash Flow Information
Interest paid	$16,227	$15,779
Invoices accrued for construction, tenant improvements and other capitalized costs	$13,516	$17,805
Capitalized interest	$38	$118

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are an integral part of these financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Business Overview
Healthcare Realty Trust Incorporated (the "Company") is a real estate investment trust ("REIT") that owns, leases, manages, acquires, finances, develops and redevelops income-producing real estate properties associated primarily with the delivery of outpatient healthcare services throughout the United States. As of March 31, 2022, the Company had gross investments of approximately $5.2 billion in 242 real estate properties, construction in progress, redevelopments, financing receivables, financing lease right-of-use assets, land held for development and corporate property. The Company's 242 real estate properties are located in 23 states and total approximately 16.9 million square feet. The Company provided leasing and property management services to approximately 14.8 million square feet nationwide. The Company owns 50% of an unconsolidated joint venture with Teachers Insurance and Annuity Association (the "TIAA Joint Venture") and earns certain fees as the managing member. As of March 31, 2022, the TIAA Joint Venture owned 21 real estate properties. See Note 2 for more details regarding the Company's unconsolidated joint ventures. Any references to square footage or occupancy percentage, and any amounts derived from these values in these notes to the Company's Condensed Consolidated Financial Statements, are outside the scope of our independent registered public accounting firm’s review.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, management believes there has been no material change in the information disclosed in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2021. All material intercompany transactions and balances have been eliminated in consolidation.
This interim financial information should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. In addition, the interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2022 for many reasons including, but not limited to, the Company's pending merger with Healthcare Trust of America, Inc. (as discussed in more detail in Note 9 below), acquisitions, dispositions, capital financing transactions, changes in interest rates and the effects of other trends, risks and uncertainties.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
than 100% of the equity interest, the Company consolidates the entity if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements.
As of March 31, 2022, the Company's unconsolidated joint venture arrangements were accounted for using the equity method of accounting as the Company exercised significant influence over but did not control these entities. See Note 2 for more details regarding the Company's unconsolidated joint ventures.
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
During the first quarter of 2022, the Company reclassified the two medical office buildings in Nashville, Tennessee that were acquired in separate sale-leaseback transactions. The leases with the sellers commenced in the first quarter which resulted in the allocation of the financing receivable totaling $73.9 million to land and building and improvements.
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
Revenue that is accounted for under Topic 606 is segregated on the Company’s Condensed Consolidated Statements of Income in the Other operating line item. This line item includes parking income, management fee income and other miscellaneous income. Below is a detail of the amounts by category:

	THREE MONTHS ENDED March 31,
in thousands	2022	2021
Type of Revenue
Parking income	$1,753	$1,658
Management fee income [1]	655	239
Miscellaneous	67	53
	$2,475	$1,950
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
Note 2. Real Estate Investments
2022 Company Acquisitions
The following table details the Company's acquisitions for the three months ended March 31, 2022:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [1]	REAL ESTATE [2]	OTHER [3]	SQUARE FOOTAGE
Dallas, TX	2/11/22	$8,175	$8,185	$8,202	$(17)	18,000
San Francisco, CA [3]	3/7/22	114,000	112,986	108,687	4,299	166,396

Total real estate acquisitions		$122,175	$121,171	$116,889	$4,282	184,396
1Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
2Excludes financing right of use assets.
3Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
4Includes three properties.

Subsequent to March 31, 2022, the Company acquired the following properties:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE
Atlanta, GA	4/7/22	$6,912	21,535
Denver, CO	4/13/22	6,320	12,207
Colorado Springs, CO [1]	4/13/22	13,680	25,800
Seattle, WA	4/28/22	8,350	13,256
Houston, TX	4/28/22	36,250	76,781
Los Angeles, CA	4/29/22	35,000	34,282
Oklahoma City, OK	4/29/22	11,100	34,944

Total real estate acquisitions		$117,612	218,805
1Includes two properties.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
2022 TIAA Joint Venture Acquisitions
The TIAA Joint Venture is not consolidated for purposes of the Company's Condensed Consolidated Financial Statements. The following table details the TIAA Joint Venture acquisitions for the three months ended March 31, 2022:

Dollars in thousands	DATE ACQUIRED	PURCHASE PRICE	CASH CONSIDERATION [1]	REAL ESTATE	OTHER [2]	SQUARE FOOTAGE	COMPANY OWNERSHIP %
San Francisco, CA [3]	3/7/22	67,175	66,789	65,179	1,610	110,865	50%
Los Angeles, CA [4]	3/7/22	33,800	32,384	32,390	(6)	103,259	50%

Total real estate acquisitions		$100,975	$99,173	$97,569	$1,604	214,124

1Cash consideration excludes prorations of revenue and expense due to/from seller at the time of the acquisition.
2Includes other assets acquired, liabilities assumed, and intangibles recognized at acquisition.
3Includes three properties.
4Includes two properties.

Unconsolidated Joint Ventures
The Company's investment in and loss recognized for the three months ended March 31, 2022 and 2021 related to its joint ventures accounted for under the equity method are shown in the table below:

	THREE MONTHS ENDED March 31,
Dollars in thousands	2022	2021

Investments in unconsolidated joint ventures, beginning of period [1]	$161,942	$73,137
New investments during the period	49,598	10,880
Equity loss recognized during the period [1]	(345)	(74)
Investments in unconsolidated joint ventures, end of period [1]	$211,195	$83,943
1In addition to the TIAA Joint Venture, the Company also has a 55% and 27% ownership interest, respectively, in two limited liability companies that each own a parking garage in Atlanta, Georgia.

2022 Real Estate Asset Dispositions
The following table details the Company's dispositions for the three months ended March 31, 2022:

Dollars in millions	DATE DISPOSED	SALE PRICE	CLOSING ADJUSTMENTS	NET PROCEEDS	NET REAL ESTATE INVESTMENT	OTHER (INCLUDING RECEIVABLES) [1]	GAIN/(IMPAIRMENT)	SQUARE FOOTAGE
Loveland, CO [2]	2/24/22	$84,950	$(45)	$84,905	$40,095	$4	$44,806	150,291

1Includes straight-line rent receivables, leasing commissions and lease inducements.
2Includes two properties.

Assets Held for Sale
As of March 31, 2022, the Company had two properties and a garage classified as assets held for sale. The Company did not have any properties classified as assets held for sale as of December 31, 2021. During the first quarter of 2022, the Company reclassified to assets held for sale two medical office buildings and a garage in San Antonio, Texas with a contractual sales price of $25.5 million under a single purchase agreement. The sales price was greater than the current net investment of approximately $14.4 million. The Company disposed of these properties on April 15, 2022.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
The table below reflects the assets and liabilities of the properties classified as held for sale as of March 31, 2022 and December 31, 2021:

Dollars in thousands	March 31, 2022	December 31, 2021
Balance Sheet data:
Land	$2	$—
Building, improvements and lease intangibles	40,447	—
Personal property	142	—
	40,591	—
Accumulated depreciation	(26,215)	—
Real estate assets held for sale, net	14,376	—
Other assets, net	585	57
Assets held for sale, net	$14,961	$57

Accounts payable and accrued liabilities	$325	$169
Other liabilities	362	125
Liabilities of assets held for sale	$687	$294
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
The Company's leases typically have escalators that are either based on a stated percentage or an index such as the consumer price index ("CPI"). In addition, most of the Company's leases include nonlease components, such as reimbursement of operating expenses as additional rent, or include the reimbursement of expected operating expenses as part of the lease payment. The Company adopted an accounting policy to combine lease and nonlease components. Rent escalators based on indices and reimbursements of operating expenses that are not included in the lease rate are considered variable lease payments. Variable payments are recognized in the period earned. Lease income for the Company's operating leases recognized for the three months ended March 31, 2022 was $138.5 million.
On March 30, 2022, the Company executed a lease as a ground lessor for a 1.9 acre parcel of land in Texas previously recorded in land held for development. The lease is classified as a sales-type lease under Topic 842 as the present value of lease payments equals or exceeds substantially all of the fair value of the underlying asset. The land value of $1.8 million was reclassified from Land held for development to Other assets.
Future lease payments under the non-cancelable operating leases, excluding any reimbursements and the sale-type lease, as of March 31, 2022 were as follows:

Dollars in thousands	OPERATING
2022	$312,208
2023	375,370
2024	304,440
2025	247,731
2026	195,917
2027 and thereafter	469,372
$1,905,038
Lessee Accounting
As of March 31, 2022, the Company was obligated, as the lessee, under operating lease agreements consisting primarily of the Company’s ground leases. As of March 31, 2022, the Company had 108 properties totaling 8.9 million square feet that were held under ground leases. Some of the ground lease renewal terms are based on fixed rent

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
renewal terms and others have market rent renewal terms. These ground leases typically have initial terms of 40 to 99 years with expiration dates through 2119. Any rental increases related to the Company’s ground leases are generally either stated or based on CPI. The Company had 41 prepaid ground leases as of March 31, 2022. The amortization of the prepaid rent, included in the operating lease right-of-use asset, represented approximately $0.1 million and $0.2 million of the Company’s rental expense for the three months ended March 31, 2022 and 2021, respectively.
The Company’s future lease payments (primarily for its 67 non-prepaid ground leases) as of March 31, 2022 were as follows:

Dollars in thousands	OPERATING	FINANCING
2022	$3,272	$1,106
2023	5,071	1,654
2024	5,130	1,692
2025	5,174	1,723
2026	5,201	1,749
2027 and thereafter	306,956	368,730
Total undiscounted lease payments	330,804	376,654
Discount	(236,168)	(314,922)
Lease liabilities	$94,636	$61,732
The following table provides details of the Company's total lease expense for the three months ended March 31, 2022 and 2021:

	THREE MONTHS ENDED March 31,
Dollars in thousands	2022	2021
Operating lease cost
Operating lease expense	$1,215	$1,178
Variable lease expense	1,024	896

Finance lease cost
Amortization of right-of-use assets	172	88
Interest on lease liabilities	287	247
Total lease expense	$2,698	$2,409

Other information
Operating cash flows outflows related to operating leases	$2,797	$1,844
Operating cash flows outflows related to financing leases	$258	$233
Financing cash flows outflows related to financing leases	$257	$129
Right-of-use assets obtained in exchange for new finance lease liabilities	$40,589	$—

Weighted-average remaining lease term (excluding renewal options) - operating leases	47.6	48.4
Weighted-average remaining lease term (excluding renewal options) - finance leases	61.9	64.2
Weighted-average discount rate - operating leases	5.6%	5.7%
Weighted-average discount rate - finance leases	5.0%	5.4%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
Note 4. Notes and Bonds Payable
The table below details the Company’s notes and bonds payable.

	MATURITY DATES	BALANCE AS OF		EFFECTIVE INTEREST RATE as of 3/31/2022
Dollars in thousands		3/31/2022	12/31/2021
$700 million Unsecured Credit Facility	5/23	$334,000	$210,000	1.35%
$200 million Unsecured Term Loan due 2024, net of issuance costs [1]	5/24	199,516	199,460	2.03%
$150 million Unsecured Term Loan due 2026, net of issuance costs [2]	6/26	149,412	149,376	2.52%
Senior Notes due 2025, net of discount and issuance costs [3]	5/25	249,107	249,040	4.08%
Senior Notes due 2028, net of discount and issuance costs	1/28	296,738	296,612	3.84%
Senior Notes due 2030, net of discount and issuance costs [4]	3/30	296,901	296,813	2.71%
Senior Notes due 2031, net of discount and issuance costs	3/31	295,487	295,374	2.24%
Mortgage notes payable, net of discounts and issuance costs and including premiums	8/23-12/26	86,277	104,650	3.97%
		$1,907,438	$1,801,325
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
Mortgage payoffs
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
On February 24, 2022, the Company repaid in full a mortgage note payable bearing interest at a rate of 6.17% that encumbered a 80,153 square foot property in Colorado, in conjunction with the disposition of the property. The aggregate payoff price of $6.4 million consisted of outstanding principal of $5.8 million and a "make-whole" amount of approximately $0.6 million. The unamortized premium of $0.1 million was written off upon payoff.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) ("AOCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
As of March 31, 2022, the Company had eight outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

DERIVATIVE INSTRUMENT	NUMBER OF INSTRUMENTS	NOTIONAL AMOUNT in millions
Interest rate swaps	8	$175.0

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheet as of March 31, 2022.

	BALANCE AT MARCH 31, 2022
In thousands	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives designated as hedging instruments
Interest rate swaps 2017 and 2018	Other liabilities	$(487)
Interest rate swaps 2019	Other assets	666
Total derivatives designated as hedging instruments		$179
Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below presents the effect of cash flow hedge accounting on AOCI during the three months ended March 31, 2022 and 2021 related to the Company's outstanding interest rate swaps.

	(GAIN) LOSS RECOGNIZED IN AOCI ON DERIVATIVE three months ended March 31,			LOSS RECLASSIFIED FROM AOCI INTO INCOME three months ended March 31,
In thousands	2022	2021		2022	2021
Interest rate swaps	$(5,159)	$(2,850)	Interest expense	$937	$946
Settled treasury hedges	—	—	Interest expense	107	107
Settled interest rate swaps	—	—	Interest expense	42	42
	$(5,159)	$(2,850)	Total interest expense	$1,086	$1,095
The Company estimates that $1.5 million will be reclassified from AOCI to interest expense over the next 12 months.
Credit-risk-related Contingent Features
The Company's agreements with each of its derivative counterparties contain a cross-default provision under which the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
As of March 31, 2022, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.1 million. As of March 31, 2022, the Company has not posted any collateral related to these agreements and was not in breach of any agreement.
Note 6. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in litigation arising in the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Redevelopment Activity
The Company continued the redevelopment of a 217,114 square foot medical office building in Dallas, Texas. As of March 31, 2022, the Company had funded approximately $9.4 million in project costs. The building continues to

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.
operate with in-place leases during construction. The first new tenant lease of the redevelopment commenced in the first quarter of 2022.
The Company continued the redevelopment of a medical office building in Tacoma, Washington. As of March 31, 2022, the Company had funded approximately $7.5 million in project costs. The redevelopment includes interior and exterior improvements to the existing building, plus the addition of 23,000 square feet. The Company expects the 23,000 square foot tenant lease for the expansion space to commence in the second quarter of 2022.
The Company continued the development of a medical office building in Nashville, Tennessee. The Company expects to construct a new 106,194 square foot medical office building with the initial tenant lease expected to commence in the third quarter of 2023. As of March 31, 2022, the Company had funded approximately $2.7 million in project costs. The redevelopment includes the demolition of an existing 81,000 square foot medical office building. The Company recognized an impairment charge of $5.0 million related to the existing building in 2021.
During the first quarter of 2022, the Company approved redevelopment projects related to the following:
•Two medical office buildings totaling 158,338 square feet in Washington, DC. The Company has approved a a leasing plan with a capital outlay that is expected to be completed in the first quarter of 2024.
•A medical office building totaling 145,365 square feet in Dallas, Texas. The Company has approved a capital and leasing plan that is expected to be completed in the first quarter of 2024. As of March 31, 2022, the Company has funded $0.3 million in project costs.
•A medical office building totaling 93,992 square feet in Denver, Colorado that is expected to be a part of a larger redevelopment plan to be initiated in 2022.
Note 7. Stockholders' Equity
Common Stock
The following table provides a reconciliation of the beginning and ending shares of common stock outstanding for the three months ended March 31, 2022 and the twelve months ended December 31, 2021:

	THREE MONTHS ENDED	TWELVE MONTHS ENDED
	MARCH 31, 2022	DECEMBER 31, 2021
Balance, beginning of period	150,457,433	139,487,375
Issuance of common stock	740,818	10,899,301
Non-vested share-based awards, net of withheld shares	407,161	70,757
Balance, end of period	151,605,412	150,457,433
At-The-Market Equity Offering Program
On August 6, 2021 and November 5, 2021, the Company entered into equity distribution agreements with 12 investment banks to allow for issuance and sale under its at-the-market equity offering program of up to an aggregate of $750.0 million of common stock. The following table details the Company's forward at-the-market activity:

	WEIGHTED AVERAGE SALE PRICE per share	FORWARD SHARE CONTRACTS	SHARES SETTLED	SHARES REMAINING TO BE SETTLED	NET PROCEEDS in millions
Balance at December 31, 2021	$—	—	—	727,400	$—
1Q 2022	$31.73	—	727,400	—	$22.3
The Company has approximately $686.0 million remaining available to be sold under the current equity distribution agreements at the date of this report.
Common Stock Dividends
During the three months ended March 31, 2022, the Company declared and paid common stock dividends totaling $0.31 per share. On May 3, 2022, the Company declared a quarterly common stock dividend in the amount of $0.31 per share payable on May 27, 2022 to stockholders of record on May 16, 2022.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

Earnings Per Common Share
The Company uses the two-class method of computing net earnings per common shares. The Company's non-vested share-based awards are considered participating securities pursuant to the two-class method.
During the three months ended March 31, 2022, the Company did not enter into any forward sale agreements to sell shares of common stock through the Company's at-the market equity offering program.
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021.

	THREE MONTHS ENDED MARCH 31,
Dollars in thousands, except per share data	2022	2021
Weighted average common shares outstanding
Weighted average common shares outstanding	150,834,888	140,567,352
Non-vested shares	(1,871,858)	(1,793,598)
Weighted average common shares outstanding - basic	148,963,030	138,773,754

Weighted average common shares outstanding - basic	148,963,030	138,773,754
Dilutive effect of employee stock purchase plan	88,234	97,064
Weighted average common shares outstanding - diluted	149,051,264	138,870,818

Net Income	$42,227	$24,022
Dividends paid on nonvested share-based awards	(605)	(540)
Net income applicable to common stockholders	$41,622	$23,482

Basic earnings per common share - net income	$0.28	$0.17
Diluted earnings per common share - net income	$0.28	$0.17

Incentive Plans
Restricted Common Shares
During the three months ended March 31, 2022, the Company made the following stock awards:
•On January 1, 2022, the Company granted non-vested stock awards to certain officers with a grant date fair value of $0.5 million, which consisted of an aggregate of 17,381 non-vested shares through its salary deferral program.
•On January 3, 2022, the Company granted non-vested stock awards to its named executive officers, and certain other members of senior management and employees, with a grant date fair value of $7.9 million, which consisted of an aggregate of 249,689 non-vested shares, with a five-year vesting period.
•On February 7, 2022, the Company granted a non-vested stock award to a new employee, which consisted of 1,980 non-vested shares.
•On February 22, 2022, the Company granted a performance-based award to its named executive officers, senior vice presidents, and first vice presidents with a grant date fair value of $3.9 million, which consisted of an aggregate of 126,930 non-vested shares with a five-year vesting period.
•On February 22, 2022, the Company granted a performance-based award to its officers, excluding its named executive officers, senior vice presidents, and first vice presidents, with a grant date fair value of $0.6 million, which consisted of an aggregate of 19,204 non-vested shares with vesting periods ranging from three to eight years.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

A summary of the activity under the Company's share-based incentive plans for the three months ended March 31, 2022 and 2021 is included in the table below.

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Share-based awards, beginning of period	1,562,028	1,766,061
Granted	415,184	165,723
Vested	(24,365)	(145,413)
Forfeited	(1,296)	—
Share-based awards, end of period	1,951,551	1,786,371

Restricted Stock Units
Prior to 2022, the Company granted long-term incentive awards, comprised of restricted stock, based on backward-looking performance measured at the end of the calendar year. The Company adopted a new incentive compensation structure effective January 2022, comprised of restricted stock and restricted stock units ("RSUs"). The RSUs are granted at the beginning of the year with three-year forward-looking performance targets.
On January 3, 2022, the Company granted restricted stock units to its named executive officers, and certain other members of senior management and officers, with a grant date fair value of $9.7 million, which consisted of an aggregate 294,932 RSUs with a five-year vesting period.
Approximately 43% of the RSUs vest based on two market performance conditions. Relative and absolute total shareholder return ("TSR") awards containing these market performance conditions were valued using independent specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values of $30.56 for the absolute TSR component and $41.30 for the relative TSR component for the January 2022 grant using the following assumptions:

THREE MONTHS ENDED MARCH 31,
Volatility	30.0%
Dividend assumption	Accrued
Expected term in years	3 years
Risk-free rate	1.02%
Stock price (per share)	$31.68
The remaining 57% of the restricted stock units vest upon certain operating performance conditions. With respect to the operating performance conditions of the January grant, the grant date fair value was $31.68 based on the Company's share price on the date of grant. The combined weighted average grant date fair value of the January restricted stock units was $33.04 per share.
The following is a summary of the RSU activity during the three months ended March 31, 2022:

	THREE MONTHS ENDED MARCH 31,
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2021	—	—
Granted	294,932	$33.04
Vested	—	—
Non-vested as of March 31, 2022	294,932
During the three months ended March 31, 2022 and 2021, the Company withheld 6,727 and 50,240 shares of common stock, respectively, from participants to pay estimated withholding taxes related to shares that vested.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, cont.

In addition to the share-based incentive plans, the Company maintains the Employee Stock Purchase Plan. A summary of the activity under the Purchase Plan for the three months ended March 31, 2022 and 2021 is included in the table below.

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Outstanding and exercisable, beginning of period	348,514	341,647
Granted	255,960	253,200
Exercised	(10,553)	(15,965)
Forfeited	(25,486)	(19,161)
Expired	(140,633)	(144,422)
Outstanding and exercisable, end of period	427,802	415,299
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
The table below details the fair values and carrying values for notes and bonds payable at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
Dollars in millions	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Notes and bonds payable [1]	$1,907.4	$1,837.7	$1,801.3	$1,797.4
1Level 2 – model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
Note 9. Pending Merger with Healthcare Trust of America

On February 28, 2022, the Company executed a definitive Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 28, 2022, by and among the Company, Healthcare Trust of America, Inc., a Maryland corporation (“HTA”), Healthcare Trust of America Holdings, LP, a Delaware limited partnership (the “Operating Partnership”), and HR Acquisition 2, LLC, a Maryland limited liability company (“Merger Sub”), to effect a strategic business combination of the the Company and HTA to be led by the Company's management team (the "Merger"). The Merger Agreement provides for a reverse merger structure whereby the Company will merge with and into Merger Sub,with the Company continuing as the surviving corporation and a wholly owned subsidiary of HTA. Immediately following the merger, HTA will change its name to Healthcare Realty Trust Incorporated (the “Combined Company”). The executive officers of the Company immediately preceding the Merger will serve as the executive officers of the Combined Company. The board of directors of the Combined Company will be comprised of all nine directors from the Company's board and four directors from HTA’s board. The Company has incurred $6.1 million in costs related to the pending Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
This report and other materials the Company has filed or may file with the Securities and Exchange Commission (the "SEC"), as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could," "budget" and other comparable terms, and include, but are not limited to, statements related to the anticipated timing, financing benefits and financial and operational impact of the Merger. These forward-looking statements are based on the Company's, and with respect to the Merger, include HTA's, current plans, objectives, estimates, expectations and intentions and inherently involve significant risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in such forward-looking statements as a result of these risks and uncertainties, which include, without limitation, risks and uncertainties associated with: the Company’s and HTA’s ability to complete the Merger on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary stockholder approvals and satisfaction of other closing conditions to consummate the Merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; risks related to diverting the attention the Company's management from ongoing business operations; failure to realize the expected benefits of the Merger; significant transaction costs and/or unknown or inestimable liabilities of the Merger; the risk of shareholder litigation in connection with the Merger, including resulting expense or delay; the risk that the Company’s and HTA’s respective businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the ability to obtain the expected financing to consummate the Merger; risks related to future opportunities and plans for the combined company, including the uncertainty of expected future financial performance and results of the Combined Company following completion of the proposed transaction; effects relating to the announcement of the Merger or any further announcements or the consummation of the Merger on the market price of the Company’s or HTA’s common stock; the possibility that, if the Company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Company’s common stock could decline; general adverse economic and local real estate conditions; the inability of significant tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; increases in interest rates; increases in operating expenses and real estate taxes; changes in the dividend policy for the Company’s common stock or its ability to pay dividends; impairment charges; pandemics or other health crises, such as COVID-19; and other risks and uncertainties affecting the Company and HTA, including those described from time to time under the caption “Risk Factors” and elsewhere in the Company’s filings and reports with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Moreover, other risks and uncertainties of which the Company is not currently aware may also affect the Company's forward-looking statements and may cause actual results and the timing of events to differ materially from those anticipated. The forward-looking statements made in this communication are made only as of the date hereof or as of the dates indicated in the forward-looking statements, even if they are subsequently made available by the Company on its website or otherwise. The Company undertakes no obligation to update or supplement any forward-looking statements to reflect actual results, new information, future events, changes in its expectations or other circumstances that exist after the date as of which the forward-looking statements were made, except as required by law.
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
For a detailed discussion of the Company’s risk factors, please refer to the Company’s filings with the SEC, including this report and Item 1A. Risk Factors herein and its Annual Report on Form 10-K for the year ended December 31, 2021.
Pending Merger with Healthcare Trust of America
On February 28, 2022, the Company executed a definitive Merger Agreement dated as of February 28, 2022, by and among the Company, HTA, Operating Partnership, and Merger Sub, to effect a strategic business combination of the Company and HTA to be led by the Company's management team. The Merger Agreement provides for a reverse merger structure whereby the Company will merge with and into Merger Sub,with the Company continuing as the surviving corporation and a wholly owned subsidiary of HTA. Immediately following the merger, HTA will change its name to Healthcare Realty Trust Incorporated. The executive officers of the Company immediately preceding the Merger will serve as the executive officers of the Combined Company. The board of directors of the Combined Company will be comprised of all nine directors from the Company's board and four directors from HTA’s board.
HTA currently operates as an umbrella partnership REIT structure, or "UPREIT," in which the Operating Partnership and its subsidiaries hold substantially all of the assets. HTA’s only material asset is its ownership of partnership interests of the Operating Partnership. The Company intends to maintain HTA's UPREIT structure following the Merger. To accomplish this goal, immediately following the closing of the Merger, the Company expects to merge or otherwise combine with the Operating Partnership.
Unless expressly stated otherwise, the discussion in this Item 2 refers to the Company's financial condition and results of operations on a stand-alone basis without giving effect to the Merger. On May 2, 2022, HTA filed a registration statement on Form S-4 with the SEC that constitutes a joint preliminary prospectus and proxy statement of HTA and the Company and contains information concerning the Merger.
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s primary sources of cash include rent receipts from its real estate portfolio based on contractual arrangements with its tenants, borrowings under the Company's Amended and Restated Credit Agreement, dated as of May 31, 2019, as amended (the "Unsecured Credit Facility") and the Amended and Restated Term Loan Agreement, dated as of May 31, 2019, as amended (the "Term Loan Agreement"), proceeds from the sales of real estate properties, joint ventures, and proceeds from public or private debt or equity offerings. As of March 31, 2022, the Company had $366.0 million available to be drawn on its Unsecured Credit Facility and $22.7 million in cash.
The Company expects to continue to meet its liquidity needs, including funding additional investments, paying dividends, and funding debt service, through cash flows from operations and liquidity sources described above. The Company had unencumbered real estate assets with a gross book value of approximately $5.0 billion at March 31, 2022, of which a portion could serve as collateral for secured mortgage financing. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.
Dividends paid by the Company for the three months ended March 31, 2022 were funded from cash flows from operations and the Unsecured Credit Facility, as cash flows from operations were not adequate to fully fund dividends paid at the rate per quarter of $0.31 per common share. The Company expects that additional cash flows from existing properties, acquisitions and developments will generate sufficient cash flows from operations such that dividends for the full year 2022 can be funded by cash flows from operations or other sources of liquidity described above.
Financings in Connection with the Merger
The Company and HTA have secured initial commitments for amended and restated credit facilities to restructure the Company's and HTA's existing credit facilities, including the Company's credit facilities discussed in this report. The amended and restated credit facilities contemplated by the initial commitments include the following components:
•a $1.5 billion revolving credit facility;
•$1.5 billion of term loans, including $650 million of new capacity; and
•a $1.1 billion asset sale term loan to replace the transaction bridge loan commitment and to backstop the $1.1 billion special cash dividend to HTA stockholders, if needed, depending on the timing of asset sales and joint ventures.
Other than the asset sale term loan, the amended and restated credit facilities are conditioned upon the closing of the Merger. Definitive documents are expected to be executed by mid-May.
It is currently anticipated that the senior notes outstanding for both the Company and HTA, and the Company's existing mortgage notes payable, will remain outstanding with the same maturity dates and interest rates currently in effect.
There can be no assurance that the above-mentioned financings will be completed for the amounts reflected above, or at all. In the event that the new financings are not obtained, the Company and HTA anticipate that all existing debt will remain outstanding in its current forms, which in some cases, would require consents from lenders under their respective facilities.

Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2022 were approximately $113.3 million. Below is a summary of significant investing activities.
Company Acquisitions
The following table details the Company's acquisitions for the three months ended March 31, 2022:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS
Dallas, TX	Texas Health Resources	2/11/22	$8,175	18,000	0.19
San Francisco, CA [2]	Kaiser/Sutter Health	3/7/22	114,000	166,396	0.90 to 3.30

Total real estate acquisitions			$122,175	184,396

1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.
2Includes three properties.

Subsequent to March 31, 2022, the Company acquired the following properties:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS
Atlanta, GA	Wellstar Health	4/7/22	$6,912	21,535	0.00
Denver, CO	Centura Health	4/13/22	6,320	12,207	2.40
Colorado Springs, CO [2]	Centura Health	4/13/22	13,680	25,800	0.80 to 1.70
Seattle, WA	UW Medicine	4/28/22	8,350	13,256	0.05
Houston, TX	CommonSpirit	4/28/22	36,250	76,781	1.70
Los Angeles, CA	Cedars-Sinai Health Systems	4/29/22	35,000	34,282	0.11
Oklahoma City, OK	Mercy Health	4/29/22	11,100	34,944	0.18

Total real estate acquisitions			$117,612	218,805
1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.
2Includes two properties.

TIAA Joint Venture Acquisitions
The following table details the TIAA Joint Venture's acquisitions for the three months ended March 31, 2022:

Dollars in thousands	ASSOCIATED HEALTH SYSTEM/TENANCY [1]	DATE ACQUIRED	PURCHASE PRICE	SQUARE FOOTAGE	MILES TO CAMPUS	COMPANY OWNERSHIP %
San Francisco, CA [2]	MarinHealth/Kaiser	3/7/22	$67,175	110,865	0.00 to 3.30	50%
Los Angeles, CA [3]	Valley Presbyterian Health	3/7/22	33,800	103,259	1.30	50%

Total TIAA Joint Venture acquisitions			$100,975	214,124
1Includes buildings located on-campus, adjacent and off-campus that are anchored by healthcare systems or located within two miles of a hospital campus.
2Includes three properties.
3Includes two properties.

Dispositions
The Company disposed of two properties during the three months ended March 31, 2022 for a total sales price of $85.0 million, including cash proceeds of $84.9 million. The following table details these dispositions for the three months ended March 31, 2022:

Dollars in thousands	Date Disposed	Sales Price	Square Footage
Loveland, CO [1]	2/24/22	$84,950	150,291
1Includes two properties.

Subsequent Disposition
On April 15, 2022, the Company disposed of two medical office buildings and a garage, totaling 201,523 square feet and located in San Antonio, Texas. The sales price was $25.5 million, and the Company's net investment in the buildings as of March 31, 2022 was approximately $14.4 million and was included in assets held for sale.
Capital Funding
During the three months ended March 31, 2022, capital funding included the following:
•$7.7 million toward the following development and redevelopment of properties:
◦Memphis, Tennessee redevelopment totaled $1.1 million;
◦Dallas, Texas redevelopments totaled $2.3 million;
◦Tacoma, Washington redevelopment totaled $3.3 million;
◦Nashville, Tennessee development totaled $0.9 million; and
◦tenant improvement funding for previously completed projects totaled $0.1 million.
•$7.0 million toward first generation tenant improvements and planned capital expenditures for acquisitions;
•$4.9 million toward second generation tenant improvements; and
•$2.6 million toward capital expenditures.
Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2022 were approximately $79.0 million. Inflows from equity proceeds related to the Company's common stock issuances totaled $22.6 million, net of issuance costs incurred, and net borrowing totaled $106.5 million. Aggregate cash outflows totaled approximately $50.1 million primarily associated with dividends paid to common stockholders. See Notes 4 and 7 to the Condensed Consolidated Financial Statements accompanying this report for more information about capital markets and financing activities.
Common Stock Issuances
At-The-Market Equity Offering Program
On August 6, 2021 and November 5, 2021, the Company entered into equity distribution agreements with 12 investment banks to allow for issuance and sale under its at-the-market equity offering program of up to an aggregate of $750.0 million of common stock. The following table details the Company's forward at-the-market activity:

	WEIGHTED AVERAGE SALE PRICE per share	FORWARD SHARE CONTRACTS	SHARES SETTLED	SHARES REMAINING TO BE SETTLED	NET PROCEEDS in millions
Balance at December 31, 2021	$—	—	—	727,400	$—
1Q 2022	$31.73	—	727,400	—	$22.3
The Company has approximately $686.0 million remaining available to be sold under the current equity distribution agreements at the date of this filing.
Debt Activity
On February 18, 2022, the Company repaid in full a mortgage note payable bearing interest at a rate of 4.70% that encumbered a 56,762 square foot property in California. The aggregate payoff amount of $12.6 million consisted of outstanding principal of $11.0 million and a "make-whole" amount of approximately $1.6 million. The unamortized premium of $0.8 million and the unamortized cost on this note of $0.1 million were written off upon payoff.
On February 24, 2022, the Company repaid in full a mortgage note payable bearing interest at a rate of 6.17% that encumbered a 80,153 square foot property in Colorado, in conjunction with the disposition of the property. The aggregate payoff amount of $6.4 million consisted of outstanding principal of $5.8 million and a "make-whole" amount of approximately $0.6 million. The unamortized premium of $0.1 million was written off upon payoff.

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
Operating Activities
Cash flows provided by operating activities increased from $42.5 million for the three months ended March 31, 2021 to $43.8 million for the three months ended March 31, 2022. Items impacting cash flows from operations include, but are not limited to, cash generated from property operations, interest payments and the timing related to the payment of invoices and other expenses.
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
Trends and Matters Impacting Operating Results
Management monitors factors and trends important to the Company and the REIT industry to gauge the potential impact on the operations of the Company. In addition to the matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, below are some of the factors and trends that management believes may impact future operations of the Company.
Expiring Leases
The Company expects that approximately 15% to 20% of the leases will expire each year in the ordinary course of business. There are 583 leases totaling 1.8 million square feet that will expire during the remainder of 2022. Approximately 94% of the leases expiring in 2022 are in buildings located on or adjacent to hospital campuses, are distributed throughout the portfolio, and are not concentrated with any one tenant, health system or market area. The Company typically expects to retain 75% to 90% of tenants upon expiration, and the retention ratio for the first three months of the year was within this range.
Operating Expenses
The Company historically has experienced increases in property taxes throughout its portfolio as a result of increasing assessments and tax rates levied across the country. The Company continues its efforts to appeal property tax increases and manage the impact of the increases. In addition, the Company historically has incurred variability in portfolio utilities expense based on seasonality, with the first and third quarters usually reflecting greater amounts. The effects of these operating expense increases are mitigated in leases that have provisions for operating expense reimbursement. As of March 31, 2022, leases for 90% of the Company's multi-tenant leased square footage allow for some recovery of operating expenses, with 31% having modified gross lease structures and 59% having net lease structures.
General and Administrative Expense
Prior to 2022, the Company granted long-term incentive awards, comprised of restricted stock, based on backward-looking performance measured at the end of the calendar year. The Company adopted a new incentive compensation structure, effective January 2022, comprised of RSUs. RSUs are granted at the beginning of the year with three-year forward-looking performance targets. With this change in the timing and structure of incentive awards, the expense associated with the 2021 backward-looking awards will overlap the expense associated with the January 2022 forward-looking awards. The new plan is expected to increase total general and administrative expense by $3.5 million in 2022.
Purchase Options
Information about the Company's unexercised purchase options and the amount and basis for determination of the purchase price is detailed in the table below (dollars in thousands):

	NUMBER OF PROPERTIES		GROSS REAL ESTATE INVESTMENT AS OF MARCH 31, 2022
YEAR EXERCISABLE	MOB	INPATIENT	FAIR MARKET VALUE METHOD [1]	NON FAIR MARKET VALUE METHOD [2]	TOTAL
Current [3]	2	1	$54,909	$—	$54,909
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	4	—	48,264	19,459	67,723
2026	1	—	20,664	—	20,664
2027	—	—	—	—	—
2028	1	—	41,091	—	41,091
2029	2	—	51,446	—	51,446
2030	—	—	—	—	—
2031	3	—	84,364	—	84,364
2032 and thereafter [4]	7	—	250,135	—	250,135
Total	20	1	$550,873	$19,459	$570,332
1The purchase option price includes a fair market value component that is determined by an appraisal process.
2Includes properties with stated purchase prices or prices based on fixed capitalization rates.
3These purchase options have been exercisable for an average of 14.6 years.
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
Management believes FFO, Normalized FFO, FFO per common share, Normalized FFO per share and FAD ("Non-GAAP Measures") provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, Non-GAAP Measures can facilitate comparisons of operating performance between periods. The Company reports Non-GAAP Measures because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these Non-GAAP Measures. However, none of these measures represent cash generated from operating activities determined in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs. Further, these measures should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles net income to FFO, Normalized FFO and FAD for the three months ended March 31, 2022 and 2021.

	THREE MONTHS ENDED MARCH 31,
Amounts in thousands, except per share data	2022	2021
Net income	$42,227	$24,022
Gain on sales of real estate properties	(44,784)	(18,890)
Impairment of real estate properties	(25)	834
Real estate depreciation and amortization	55,658	51,311
Proportionate share of unconsolidated joint ventures	2,369	813
FFO attributable to common stockholders	$55,445	$58,090
Acquisition and pursuit costs [1]	1,303	744
Merger-related costs [2]	6,116	—
Lease intangible amortization	309	(72)
Non-routine legal costs/forfeited earnest money received [3]	91	(500)
Debt financing costs	1,429	—
Unconsolidated JV normalizing items [4]	95	27
Normalized FFO attributable to common stockholders	$64,788	$58,289
Non-real estate depreciation and amortization	460	673
Non-cash interest amortization [5]	711	894
Provision for bad debt, net	143	(79)
Straight-line rent, net	(1,209)	(1,094)
Stock-based compensation	3,699	3,019
Unconsolidated JV non-cash items [6]	(271)	(357)
Normalized FFO adjusted for non-cash items	$68,321	$61,345
2nd generation TI	(4,899)	(5,189)
Leasing commissions paid	(3,767)	(1,193)
Capital additions	(2,620)	(2,019)
FAD	$57,035	$52,944
FFO per common share - diluted	$0.37	$0.42
Normalized FFO per common share - diluted	$0.43	$0.42
FFO weighted average common shares outstanding - diluted [7]	149,856	139,714
1Acquisition and pursuit costs include third-party and travel costs related to the pursuit of acquisitions and developments.
2Includes costs incurred related to the pending Merger with HTA.
3Non-routine legal costs include expenses related to two separate disputes; one with a contractor on a $59 million completed construction project and another with a tenant on a violation of use restrictions. Forfeited earnest money received related to a disposition that did not materialize.
4Includes the Company's proportionate share of acquisition and pursuit costs related to unconsolidated joint ventures.
5Includes the amortization of deferred financing costs, discounts and premiums, and non-cash financing receivable amortization.
6Includes the Company's proportionate share of straight-line rent, net related to unconsolidated joint ventures.
7The Company utilizes the treasury stock method which includes the dilutive effect of nonvested share-based awards outstanding of 804,415 for the three months ended March 31, 2022.

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
Same Store Cash NOI compares Cash NOI for stabilized properties. Stabilized properties are properties that have been included in operations for the duration of the year-over-year comparison period presented. Accordingly, stabilized properties exclude properties that were recently acquired or disposed of, properties classified as held for sale, properties undergoing redevelopment, and newly redeveloped or developed properties.

The Company utilizes the redevelopment classification for properties where management has approved a change in strategic direction for such properties through the application of additional resources including an amount of capital expenditures significantly above routine maintenance and capital improvement expenditures. These properties are described in additional detail in Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this report.
Any recently acquired property will be included in the same store pool once the Company has owned the property for eight full quarters. Newly developed or redeveloped properties will be included in the same store pool eight full quarters after substantial completion.
The following table reflects the Company's same store cash NOI for the three months ended March 31, 2022 and 2021.

	NUMBER OF PROPERTIES	GROSS INVESTMENT at March 31, 2022	SAME STORE CASH NOI for the three months ended March 31,
Dollars in thousands			2022	2021
Same store properties	181	$3,882,562	$69,696	$67,794

The following tables reconcile net income to same store NOI and the same store property metrics to the total owned real estate portfolio for the three months ended March 31, 2022 and 2021:

Reconciliation of Same Store Cash NOI

	THREE MONTHS ENDED MARCH 31,
Dollars in thousands	2022	2021
Net income	$42,227	$24,022
Other income (expense)	(29,293)	(5,220)
General and administrative expense	11,036	8,499
Depreciation and amortization expense	54,041	50,079
Other expenses [1]	9,929	2,783
Straight-line rent revenue	(1,209)	(1,094)
Joint venture properties	2,052	465
Other revenue [2]	(2,044)	(1,865)
Cash NOI	86,739	77,669
Cash NOI not included in same store	(17,043)	(9,875)
Same store cash NOI	69,696	67,794
1Includes acquisition and pursuit costs, merger-related costs, bad debt, above and below market ground lease intangible amortization, leasing commission amortization and ground lease straight-line rent expense.
2Includes management fee income, interest, above and below market lease intangible amortization, lease inducement amortization, lease terminations and tenant improvement overage amortization.

Reconciliation of Same Store Properties

	AS OF MARCH 31, 2022
Dollars in thousands	PROPERTY COUNT	GROSS INVESTMENT [1]	SQUARE FEET	OCCUPANCY
Same store properties	181	$3,882,562	13,506,008	89.2%
Acquisitions	54	1,025,058	2,588,197	90.0%
Development completions	1	36,325	110,883	98.0%
Redevelopments	6	144,590	647,978	65.7%
Total owned real estate properties	242	$5,088,535	16,853,066	88.5%
1Excludes construction in progress, land held for development, corporate property and financing lease right-of-use assets unrelated to an imputed lease arrangement as a result of a sale leaseback transaction.

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The Company’s results of operations for the three months ended March 31, 2022 compared to the same period in 2021 were impacted by acquisitions, developments, dispositions, gains on sale, and capital markets transactions.
Revenues
Rental income increased $10.1 million, or 7.9%, for the three months ended March 31, 2022 compared to the prior year period. This increase is comprised of the following:
•Acquisitions in 2021 and 2022 contributed $10.2 million.
•Leasing activity, including contractual rent increases, contributed $4.4 million.
•Dispositions in 2021 and 2022 resulted in a decrease of $4.5 million.
Interest from two financing receivables, net totaled $1.9 million for the three months ended March 31, 2022.
Other operating income increased $0.5 million, or 26.9%, from the prior year period primarily as a result of variable parking and asset management fees.
Expenses
Property operating expenses increased $5.2 million, or 10.1%, for the three months ended March 31, 2022 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2021 and 2022 resulted in an increase of $4.5 million.
•Increases in portfolio operating expenses as follows:
◦Utilities expense of $0.9 million;
◦Administrative, leasing commissions, and other legal expense of $0.6 million;
◦Property tax expense increase of $0.5 million;
◦Maintenance and repair expense of $0.4 million;
◦Janitorial expense of $0.3 million;
◦Compensation expense of $0.2 million;
◦Security expense of $0.1 million; and
◦Insurance expense of $0.1 million.
•Dispositions in 2021 and 2022 resulted in a decrease of $2.4 million.
General and administrative expenses increased approximately $2.5 million, or 29.9%, for the three months ended March 31, 2022 compared to the prior year period primarily as a result of the following activity:
•Incentive-based awards increases of $0.8 million.
•Compensation expense increases of $1.4 million, including $0.7 million of non-cash expense.
•Net increases, including professional fees and other administrative costs, of $0.3 million.
Merger-related costs totaled $6.1 million for the three months ended March 31, 2022. These costs were incurred in connection with the pending Merger with HTA.
Depreciation and amortization expense increased $4.0 million, or 7.9%, for the three months ended March 31, 2022 compared to the prior year period primarily as a result of the following activity:
•Acquisitions in 2021 and 2022 resulted in an increase of $5.5 million.
•Various building and tenant improvement expenditures resulted in an increase of $2.8 million.
•Dispositions in 2021 and 2022 resulted in a decrease of $1.7 million.
•Assets that became fully depreciated resulted in a decrease of $2.6 million.

Other Income (Expense)
Gains on sale of real estate properties
In the first quarter of 2022, the Company recognized gains of approximately $44.8 million on the sale of two properties.
In the first quarter of 2021, the Company recognized gains of approximately $18.9 million primarily related to the sale of two properties.
Interest expense
Interest expense increased $0.4 million, or 3.0%, for the three months ended March 31, 2022 compared to the prior year period. The components of interest expense are as follows:

	THREE MONTHS ENDED MARCH 31,		CHANGE
Dollars in thousands	2022	2021	$	%
Contractual interest	$12,502	$12,239	$263	2.1%
Net discount/premium accretion	50	47	3	6.4%
Deferred financing costs amortization	711	698	13	1.9%
Interest rate swap amortization	42	42	—	—%
Treasury hedge amortization	107	107	—	—%
Interest cost capitalization	(38)	(118)	80	(67.8)%
Right-of-use assets financing amortization	287	247	40	16.2%
Total interest expense	$13,661	$13,262	$399	3.0%
Contractual interest expense increased $0.3 million, or 2.1%, primarily as a result of the following activity:
•The Company's Unsecured Term Loan due 2026, net of swaps, accounted for a decrease of approximately $0.2 million.
•The Unsecured Credit Facility accounted for an increase of approximately $0.7 million.
•Mortgage note repayments, net of assumptions, accounted for a decrease of approximately $0.2 million.
Equity loss from unconsolidated joint ventures
The Company recognized its proportionate share of losses from its unconsolidated joint ventures, including the TIAA Joint Venture during the first quarter of 2022. These losses are primarily attributable to non-cash depreciation expense. See Note 2 to the Condensed Consolidated Financial Statements accompanying this report for more details regarding the Company's unconsolidated joint ventures.
Interest and other income (expense), net
In the first quarter of 2021, the Company recorded approximately $0.5 million from a forfeited earnest money deposit.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage notes. Management uses regular monitoring of market conditions and analysis techniques to manage this risk. During the three months ended March 31, 2022, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report and the risk factors discussed below, an investor should carefully consider the factors discussed below and those discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect the Company’s business, financial condition or future results. The risks, as described below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.
Risk Factors Relating to the Merger
The exchange ratio is fixed and will not be adjusted in the event of any change in the share prices of either HTA or the Company.
Upon the closing of the Merger, each share of the Company’s common stock will be converted into the right to receive one share of HTA’s common stock. The exchange ratio was fixed in the Merger Agreement, and while it will be adjusted in the event of any stock split, reverse stock split, stock dividend (including any dividend or other distribution of securities convertible into common stock), recapitalization, subdivision, reclassification, combination, exchange of shares or any similar transaction involving the Company or HTA, the exchange ratio will not be adjusted for changes in the market price of either the Company’s common stock or HTA’s common stock. Changes in the price of HTA’s common stock prior to the Merger will affect the market value of the Merger consideration that the Company’s stockholders will receive on the closing date of the Merger. Share price changes may result from a variety of factors (many of which are beyond our control), including the following factors:
1.changes in the respective businesses, operations, assets, liabilities and prospects of the Company and HTA;
2.changes in market assessments of the business, operations, financial position and prospects of either the Company, HTA, or the Combined Company following the Merger;
3.market assessments of the likelihood that the Merger will be completed;

4.interest rates, general market and economic conditions and other factors generally affecting the price of the Company’s common stock and HTA common stock;
5.the continuation or worsening of the COVID-19 pandemic; and
6.federal, state and local legislation, governmental regulation and legal developments in the businesses in which the Company and HTA operate.
Because the Merger will be completed after the date of the special meetings of HTA’s and the Company’s stockholders, at the time of the special meetings, stockholders will not know the exact market value of shares of HTA common stock that the Company’s stockholders will receive upon completion of the Merger. Therefore, while the number of shares of HTA common stock to be issued per share of the Company’s common stock is fixed, the Company's stockholders cannot be sure of the market value of the consideration they will receive upon completion of the Merger.
Failure to complete the Merger could negatively affect the share prices and the future business and financial results of the Company.
If the Merger is not completed, the ongoing businesses of the Company may be adversely affected and the Company will be subject to numerous risks associated with the failure to complete the Merger, including the following:
1.The Company being required, under certain circumstances, to pay HTA a termination fee of $163 million, an expense reimbursement base amount fee of $25 million plus up to $5 million of actual expenses, or a termination fee of $163 million plus up to $5 million of actual expenses in connection with the Merger;
2.the Company having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees;
3.the management of the Company focusing on the Merger instead of on pursuing other opportunities that could be beneficial to the Company without realizing any of the benefits of the Merger having been completed; and
4.the failure to retain key employees during the pendency of the Merger.
If the Merger is not completed, the Company cannot assure its stockholders that these risks will not materialize and will not materially affect the business, financial results and share prices of the Company.
The Merger Agreement contains provisions that could discourage a potential acquirer of the Company or could result in any acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to limited exceptions, restrict the ability of each of the Company and HTA to solicit, encourage, facilitate or discuss third-party proposals to acquire all or a significant part of the Company or HTA. Further, even if the Company’s board of directors or HTA’s board of directors withdraws or modifies its recommendation of the Merger, respectively, they will still be required to submit the matter to a vote of their respective stockholders at their respective special meetings. In addition, either the Company or HTA generally has an opportunity to offer to modify the terms of the proposed Merger Agreement in response to any acquisition proposal that may be made to the other party before their respective board of directors may withdraw or modify its recommendation in response to such acquisition proposal. In certain circumstances, on termination of the Merger Agreement, one of the parties may be required to pay a substantial termination fee to the other party.
These provisions could discourage a potential acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Merger, or might result in a potential acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.
If the Merger is not consummated by August 28, 2022, either the Company or HTA may terminate the Merger Agreement.
Either the Company or HTA may terminate the Merger Agreement if the Merger has not been consummated by August 28, 2022. However, the right to terminate the Merger Agreement will not be available to any party whose breach of any representation, warranty, covenant or agreement set forth in the Merger Agreement has been the cause of, or resulted in, the failure to consummate the Merger prior to August 28, 2022.
The pendency of the Merger could adversely affect the business and operations of the Company.
In connection with the pending Merger, some tenants or vendors of the Company may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of the Company, regardless of whether the Merger is completed. Similarly, current and prospective employees of the Company may experience uncertainty about their future roles following the Merger, which may materially adversely affect the ability of the Company to attract or retain key personnel during the pendency of the Merger. In addition, due to operating covenants in the Merger Agreement, the Company may be unable, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue certain other actions, even if such actions would prove beneficial.
Approval of the Merger requires a supermajority vote by the Company’s stockholders, which could have the effect of increasing the difficulty of consummating the Merger.
The Company’s charter, as well as provisions of Maryland law, require that the Merger be approved by the affirmative vote of the holders of two-thirds of the outstanding shares of the Company’s common stock. If a Company stockholder does not vote or instruct his, her or its broker, bank, or nominee on how to vote shares of Company common stock held in his, her or its name, such abstentions and broker non-votes will have the same effect as a vote against the Merger, making it more difficult for the requisite vote requirement for the Merger to be satisfied.
The Company and/or HTA may be or become the target of stockholder class action and/or derivative lawsuits that could result in substantial costs and may delay or prevent the Merger from being completed.
Stockholder class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. There can be no assurances as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger on the agreed-upon terms, such an injunction may delay or prevent the Merger from being completed, which may adversely affect the Company’s results of operations and financial position.
Risk Factors Relating to the Combined Company
Operational Risks
The Combined Company expects to incur substantial expenses related to the Merger.
The Combined Company expects to incur substantial expenses in connection with completing the Merger and integrating the business, operations, networks, systems, technologies, policies and procedures of the two companies, including severance costs. In addition, there are a large number of systems that must be integrated, including billing, management information, asset management, accounting and finance, payroll and benefits, lease administration and regulatory compliance. Although the Company has assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration expenses associated with the Merger could, particularly in the near term, exceed the savings that the Combined Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the Merger. As a result, the Company expects to incur expenses against its earnings before the completion of the Merger, and the Combined Company expects to incur expenses and charges after the completion of the Merger.
Following the Merger, the Combined Company may be unable to integrate the businesses of the Company and HTA successfully and realize the anticipated synergies and related benefits of the Merger or do so within the anticipated timeframe.
The Merger involves the combination of two companies that currently operate as independent public companies. The Combined Company will be required to devote significant management attention and resources to integrating the business practices and operations of the Company and HTA. Potential difficulties the Combined Company may encounter in the integration process include the following:

1.the inability to successfully combine the businesses of the Company and HTA in a manner that permits the Combined Company to achieve the cost savings anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized in the timeframe currently anticipated or at all;
2.certain tenants of either company may decide not to do business with the Combined Company;
3.the complexities associated with managing the combined businesses out of different locations and integrating personnel from the two companies;
4.the additional complexities of combining two companies with different histories, cultures, markets and tenant bases;
5.the failure to retain key employees of either company;
6.potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; and
7.performance shortfalls at one or both of the two companies as a result of the diversion of management's attention caused by completing the Merger and integrating the companies' operations.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the Combined Company's management, the disruption of the Combined Company's ongoing business or inconsistencies in the Combined Company's services, standards, controls, procedures and policies, any of which could adversely affect the ability of the Combined Company to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect the business and financial results of the Combined Company.
Following the Merger, the Combined Company may be unable to retain key employees.
The success of the Combined Company after the Merger will depend in part upon its ability to retain key employees. Key employees may depart either before or after the Merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Combined Company following the Merger. Accordingly, no assurance can be given that the Company, HTA or, following the Merger, the Combined Company will be able to retain key employees.
The future results of the Combined Company will suffer if the Combined Company does not effectively manage its expanded operations following the Merger.
Following the Merger, the Combined Company may continue to expand its operations through additional acquisitions and other strategic transactions, some of which involve complex challenges. The future success of the Combined Company will depend, in part, upon the ability of the Combined Company to manage its expansion opportunities, which pose substantial challenges for the Combined Company to integrate new operations into its existing business in an efficient and timely manner, and upon its ability to successfully monitor its operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. The Combined Company cannot assure you that its expansion or acquisition opportunities will be successful, or that the Combined Company will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
The trading price of shares of common stock of the Combined Company may be affected by factors different from those affecting the price of shares of the Company’s common stock or HTA’s common stock before the Merger.
The results of operations of the Combined Company, as well as the trading price of the shares of common stock of the Combined Company after the Merger, may be affected by factors different from those currently affecting the Company's or HTA's results of operations and the trading prices of their respective shares of common stock. These factors include:
1.a greater number of shares of common stock of the Combined Company outstanding as compared to the number of currently outstanding shares of either company;
2.different stockholders;
3.different businesses; and
4.different assets and capitalizations.

In addition, the Combined Company may take actions in the future—such as a share split, reverse share split, stock repurchases, or reclassification—that could affect the trading price of its shares of common stock.
Accordingly, the historical trading prices and financial results of the Company and HTA may not be indicative of these matters for the Combined Company after the Merger.
The Combined Company cannot assure you that it will be able to continue paying dividends at or above the rate currently paid by the Company and HTA.
The stockholders of the Combined Company may not receive dividends at the same rate they received dividends as stockholders of the Company and stockholders of HTA following the Merger for various reasons, including the following:
1.the Combined Company may not have enough cash to pay such dividends due to changes in the Combined Company's cash requirements, capital spending plans, cash flow or financial position;
2.decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of the board of directors of the Combined Company, which reserves the right to change the Company's current dividend practices at any time and for any reason;
3.the Combined Company may desire to retain cash to maintain or improve its credit ratings; and
4.the amount of dividends that the Combined Company's subsidiaries may distribute to the Combined Company may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators, and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.
Stockholders of the Combined Company will have no contractual or other legal right to dividends that have not been authorized by the board of directors of the Combined Company.
Regulatory and Legal Risks
Counterparties to certain agreements with the Company or HTA may exercise contractual rights under such agreements in connection with the Merger.
The Company and HTA are each party to certain agreements that give the counterparties certain rights in connection with a qualifying change in control, including in some cases the right to terminate the agreement. The Merger may constitute a change in control under some of these agreements, and therefore the counterparties could exercise any rights they may have regarding termination, repurchase, recourse against the Combined Company for obligations of its subsidiaries, acceleration of payment obligations or otherwise. In addition, counterparties may seek modifications of the terms of agreements as a condition to granting a waiver or consent. If such counterparties exercise any such contractual rights, this may adversely impact the Combined Company.
Joint venture investments, including those resulting from the anticipated contribution of certain of HTA properties into one or more joint ventures prior to the consummation of the Merger, could be adversely affected by the Combined Company's lack of sole decision-making authority, its reliance on its joint venture partners' financial condition or disputes between any joint venture partner and the Combined Company.
Both the Company and HTA currently have joint venture investments that will constitute a portion of the Combined Company’s assets upon consummation of the Merger. In addition, it is anticipated that certain assets of HTA will be contributed to one or more joint ventures to be formed prior to the consummation of the Merger. The Combined Company is expected to continue to have such arrangements, and may enter into additional joint ventures, following the completion of the Merger. The Combined Company will not be, in a position to exercise sole decision-making authority regarding the partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third-party not involved. For example, joint venture partners may have economic or other business interests or goals that are inconsistent with the business interests or goals of the Combined Company, they could be in a position to take actions contrary to the policies or objectives of the Combined Company, and they may have competing interests that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, because neither the Combined Company nor the joint venture partner would have full control over the partnership or joint venture. In addition, joint venture partners of HTA or the Company may have consent rights, rights to buy or sell joint venture interests, or other rights under certain agreements, which may be implicated as a result of the Merger. Disputes between HTA, the Company or the Combined Company and joint venture partners may result in litigation or arbitration. In addition, if joint venture partners fail to fund their share of required capital contributions due to insolvency or for other reasons, the joint venture investments, including properties owned by the joint ventures, could be subject to additional risk.
REIT Risks
The Combined Company would succeed to, and may incur, adverse tax consequences if the Company or HTA has failed or fails to qualify as a REIT.
Each of the Company and HTA believes that it has been organized and has operated in a manner that enables it to qualify as a REIT and each company intends to operate so as to qualify as a REIT through the closing date, and in the case of the Combined Company, following the closing date of the Merger. The Company has not requested, and has no plans to request, a ruling from the Internal Revenue Service that it qualifies as a REIT. If either the Company or HTA has failed or fails to qualify as a REIT and the Merger is completed, the Combined Company generally would succeed to and may incur significant tax liabilities, and the Combined Company could possibly fail to qualify as a REIT.
Other Risks
In connection with the Merger, the Combined Company is planning to refinance a significant amount of indebtedness, and cannot guarantee that it will be able to obtain the necessary funds on favorable terms or at all.
In connection with the Merger, the Company, HTA and the Combined Company expect to refinance some or all of the indebtedness of each of the Company and HTA or, alternatively, seek any waivers or amendments that may be necessary or advisable to permit certain indebtedness to remain outstanding following the Merger. The Combined Company's ability to obtain such refinancing, waivers or amendments will depend on, among other factors, prevailing market conditions and other factors beyond the control of the Combined Company. The Company cannot assure you that the Combined Company will be able to obtain financing on terms acceptable to the Combined Company or at all, and any such failure could materially adversely affect the operations and financial conditions of the Combined Company. If the Combined Company is not able to obtain such refinancing, waivers or amendments, it may be required to repay some or all of such indebtedness upon consummation of the Merger. Under such circumstances, the Combined Company may not have sufficient resources to repay such indebtedness. Completion of the Merger is not conditioned on completing such financing transactions.
The Combined Company will have a substantial amount of indebtedness and may need to incur more in the future.
The Combined Company will have substantial indebtedness, and in connection with executing the Combined Company's business strategies following the Merger, the Combined Company expects to continue to evaluate the possibility of acquiring additional properties and making strategic investments, and the Combined Company may elect to finance these endeavors by incurring additional indebtedness. Its substantial indebtedness could have material adverse consequences for the Combined Company, including (a) reducing the Combined Company's credit ratings and thereby raising its borrowing costs, (b) hindering the Combined Company's ability to adjust to changing market, industry or economic conditions, (c) limiting the Combined Company's ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses, (d) limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses, (e) making the Combined Company more vulnerable to economic or industry downturns, including interest rate increases, and (f) placing the Combined Company at a competitive disadvantage compared to less leveraged competitors.
Additionally, the Combined Company expects that the agreements that will govern the terms of its indebtedness will contain a number of restrictive covenants (including, without limitation, financial maintenance covenants) that impose significant operating and financial restrictions on the Combined Company and may limit its ability to engage in acts that may be in its long-term best interest. Moreover, the Combined Company's ability to satisfy any financial maintenance covenants may be affected by events beyond its control and, as a result, it cannot provide assurance that it will be able to satisfy any such covenants.
A breach of the covenants under the agreements that govern the terms of any of the Combined Company's indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow the applicable creditors to accelerate the related debt and/or terminate any related commitments to extend further credit and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies.

In the event debtholders accelerate the repayment of the Combined Company's indebtedness, the Combined Company may not have sufficient resources to repay such indebtedness.
Moreover, to respond to competitive challenges, the Combined Company may be required to raise substantial additional capital to execute its business strategy. The Combined Company's ability to arrange additional financing will depend on, among other factors, the Combined Company's financial position and performance, as well as prevailing market conditions and other factors beyond the Combined Company's control. If the Combined Company is able to obtain additional financing, the Combined Company's credit ratings could be further adversely affected, which could further raise the Combined Company's borrowing costs and further limit its future access to capital and its ability to satisfy its obligations under its indebtedness.
Pandemics and other health concerns, including the currently ongoing COVID-19 pandemic, and the measures intended to prevent their spread, could have a material adverse effect on the Combined Company’s business, results of operations, cash flows and financial condition.
Pandemics, including the ongoing COVID-19 pandemic and those caused by possible new strains or mutations of the SARS-CoV-2 virus, as well as both future widespread and localized outbreaks of infectious diseases and other health concerns, and the measures taken to prevent the spread or lessen the impact, could cause a material disruption to the Combined Company’s industry or deteriorate the economy as a whole. The impacts of such events could be severe and far-reaching, and may impact the Combined Company’s operations in several ways. Such operational impacts include, but are not limited to, the following: (a) tenants could experience deteriorating financial conditions and be unable or unwilling to pay rent on time and in full; (b) the Combined Company may have to restructure tenants' obligations and may not be able to do so on terms that are favorable to it; (c) inquiries and tours at the Combined Company’s properties could decrease; (d) move-ins and new tenanting efforts, and re-letting efforts could slow or stop altogether; (e) move-outs and potential early termination of leases thereunder could increase; (f) operating expenses, including the costs of certain essential services or supplies, including payments to third-party contractors, service providers, and employees essential to ensure continuity in the Combined Company’s building operations may increase; and (g) costs of development, including expenditures for materials utilized in construction and labor essential to complete existing developments in progress may increase substantially.
Further, disruption in the real estate markets may restrict the Combined Company’s ability to deploy capital for new investments, or limit its ability to make new investments on terms that are favorable to the Combined Company.
Additionally, these types of events could cause severe economic, market and other disruptions worldwide which could stretch to bank lending, capital and other financial markets. If these markets are affected, future access to capital and other sources of funding could be constrained which could adversely affect the availability and terms of the Combined Company’s future borrowings, its ability to refinance existing debt, its ability to draw on its revolving credit facility, and its ability to raise equity financing on terms that are favorable to the Combined Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2022, the Company withheld and canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID per share	TOTAL NUMBER OF SHARES purchased as part of publicly announced plans of programs	MAXIMUM NUMBER OF SHARES that may yet be purchased under the plans or programs
January 1 - January 31	—	$—	—	—
February 1 - February 28	6,727	30.67	—	—
March 1 - March 31	—	—	—	—
Total	6,727
Authorized Repurchases of Equity Securities by the Issuer
On May 3, 2022, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints, and other customary conditions. The Company is not obligated under this authorization to repurchase any specific number of shares. This authorization supersedes all previous stock repurchase authorizations. As of the date of this report, the Company has not repurchased any shares of its common stock under this authorization.
Item 6. Exhibits

EXHIBIT	DESCRIPTION
Exhibit 2.1
Agreement and Plan of Merger, dated as of February 28, 2022, by and among Healthcare Realty Trust Incorporated, Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, L.P., and HR Acquisition 2, LLC. [1]

Exhibit 3.1	Second Articles of Amendment and Restatement of the Company, as amended [1]
Exhibit 3.2	Amended and Restated Bylaws of the Company, as amended [2]
Exhibit 4.1	Specimen Stock Certificate [3]
Exhibit 4.2	Indenture, dated as of May 15, 2001, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as trustee (as successor to the trustee named therein) [4]
Exhibit 4.3
Fifth Supplemental Indenture, dated March 26, 2013, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein) [5]

Exhibit 4.4	Form of 3.75% Senior Note due 2023 (set forth in Exhibit B to the Fifth Supplemental Indenture filed as Exhibit 4.3 thereto) [5]
Exhibit 4.5
Sixth Supplemental Indenture, dated April 24, 2015, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee (as successor to the trustee named therein) [6]

Exhibit 4.6	Form of 3.875% Senior Note due 2025 (set forth in Exhibit B to the Sixth Supplemental Indenture filed as Exhibit 4.5 thereto) [6]
Exhibit 4.7	Seventh Supplemental Indenture, dated December 11, 2017, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee. [7]
Exhibit 4.8	Form of 3.625% Senior Note due 2028 (set forth in Exhibit B to the Seventh Supplemental Indenture filed as Exhibit 4.7 hereto). [7]
Exhibit 4.9	Eighth Supplemental Indenture, dated March 18, 2020, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee.[8]
Exhibit 4.10	Form of 2.400% Senior Note due 2030 (set forth in Exhibit B to the Eighth Supplemental Indenture filed as Exhibit 4.9 hereto). [8]
Exhibit 4.11	Ninth Supplemental Indenture, dated October 2, 2020, by and between the Company and Truist Bank, formally known as Branch Banking and Trust Company, as Trustee. [9]
Exhibit 4.12	Form of 2.050% Senior Note due 2031 (set forth in Exhibit B to the Ninth Supplemental Indenture filed as Exhibit 4.11 hereto). [9]
Exhibit 10.1	Amendment No. 2 to Third Amended and Restated Employment Agreement, dated February 18, 2022, between Todd J. Meredith and the Company. [10]
Exhibit 10.2	Amendment No. 2 to Amended and Restated Employment Agreement, dated February 18, 2022, between Robert E. Hull and the Company. [10]
Exhibit 10.3	Amendment No. 2 to Amended and Restated Employment Agreement, dated February 18, 2022, between J. Christopher Douglas and the Company. [10]
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
1Filed as an exhibit to the Company's Current Report on Form 8-K filed February 28, 2022 and hereby incorporated by reference.

2Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 13, 2019 and hereby incorporated by reference.
3Filed as an exhibit to the Company’s Registration Statement on Form S-11 (Registration No. 33-60506) filed April 2, 1993 and hereby incorporated by reference.
4Filed as an exhibit to the Company's Current Report on Form 8-K filed May 17, 2001 and hereby incorporated by reference.
5Filed as an exhibit to the Company's Current Report on Form 8-K filed March 26, 2013 and hereby incorporated by reference.
6Filed as an exhibit to the Company's Current Report on Form 8-K filed April 24, 2015 and hereby incorporated by reference.
7Filed as an exhibit to the Company’s Current Report on Form 8-K filed December 11, 2017 and hereby incorporated by reference.
8Filed as an exhibit to the Company's Current Report on Form 8-K filed March 18, 2020 and hereby incorporated by reference.
9Filed as an exhibit to the Company's Current Report on Form 8-K filed October 2, 2020 and hereby incorporated by reference.
10Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed February 22, 2022 and hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY TRUST INCORPORATED

	By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas
Executive Vice President and Chief Financial Officer
May 5, 2022